Form 10-K405
period 1998-06-30
MAXXIS GROUP INC
filed 1998-09-28
CIK 1045703

==============================================================================


                      SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 1998.

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from ___________________ to _____________________


                       COMMISSION FILE NUMBER: 333-38623


                               MAXXIS GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)


              GEORGIA                                58-22-78241
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

1901 MONTREAL ROAD, SUITE 108, TUCKER, GEORGIA         30084
  (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:  (770) 696-6343

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by affiliates of the Registrant as of September 25, 1998 was $5,429,985. This calculation is based upon the proposed sales price of $5.50 per share in the Company's current public offering; however, no shares of Common Stock have yet been sold in the Company's current public offering. There is no active trading market for the Common Stock, and the $5.50 per share price is not necessarily indicative of present value. There were 1,571,187 shares of Common Stock issued and outstanding as of September 25, 1998.


===============================================================================

                               INDEX TO FORM 10-K

                                                                                                               PAGE
                                                                                                               ----
PART I

Item 1.       Business............................................................................................   1

Item 2.       Properties..........................................................................................  10

Item 3.       Legal Proceedings...................................................................................  11

Item 4.       Submission of Matters to a Vote of Security Holders.................................................  11

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters............................................  11

Item 6.       Selected Consolidated Financial Data................................................................  12

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............  13

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks.........................................  18

Item 8.       Financial Statements and Supplementary Data.........................................................  18

Item 9.       Changes in and Disagreements with Accountants in Accounting and Financial Disclosure................  18

PART III

Item 10.      Directors and Executive Officers of the Registrant..................................................  18

Item 11.      Executive Compensation..............................................................................  21

Item 12.      Security Ownership of Certain Beneficial Owners and Management......................................  24

Item 13.      Certain Relationships and Related Transactions......................................................  25

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................  25

SIGNATURES........................................................................................................  28

                                     PART I

ITEM 1.       BUSINESS


         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of the Company or its directors or officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the Company's anticipated capital needs. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-38623).

         Maxxis Group, Inc., a Georgia corporation ("Maxxis" or the "Company"), markets communications and Internet services and nutritional and health enhancement products in the United States through its multi-level network marketing system of "independent associates," or "IAs." The Company operates through its subsidiaries: Maxxis 2000, Inc. ("Maxxis 2000"), which conducts network marketing operations; Maxxis Communications, Inc. (formerly known as Maxxis Telecom, Inc., "Maxxis Communications"), which provides long distance and Internet-related services; and Maxxis Nutritionals, Inc. (formerly known as Maxxis Nutritional, Inc., "Maxxis Nutritionals"), which provides private label nutritional and health enhancement products. The Company currently markets 1-Plus long distance service and other communications services, such as Internet access and prepaid phone cards, and nutritional and health enhancement products. The Company was incorporated in January 1997 and began accepting IAs and marketing communications services in March 1997. For the period of January 24, 1997 to June 30, 1997 (the "Inception Period") and the fiscal year ended June 30, 1998, the Company generated aggregate revenues of approximately $2,691,000 and $6,991,000, respectively.

         The Company has built a customer base without committing capital or management resources to construct its own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by the Company's IAs. In the future, the Company may contract with other providers of long distance services and intends to analyze the feasibility of developing its own long distance network. In November 1997, the Company began marketing several private label dietary supplements to its customers and IAs. Recently, the Company began marketing additional nutritional and health enhancement products. The Company's nutritional and health enhancement products are manufactured by various suppliers. In September 1998, the Company began providing Internet access and Web-page development and hosting services. Internet access is provided through InteReach Internet Services, LLC ("InteReach"), and Web-page development and hosting services are provided by the Company.

         The Company conducts its marketing activities exclusively through its network of IAs. The Company believes that IAs are generally attracted to the Company's multi-level network marketing system because of the potential for supplemental income and because the IAs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork and have a flexible work schedule. The Company encourages IAs to market services and products to persons with whom the IAs have an ongoing relationship, such as family members, friends, business associates and neighbors. The Company also sponsors meetings at which current IAs are encouraged to bring in others for an introduction to the Company's marketing system. The Company's multi-level network marketing system and the Company's reliance upon IAs are intended to reduce marketing costs, customer acquisition costs and customer attrition. The Company believes that its multi-level network marketing system will continue to build a base of potential customers for additional services and products.

STRATEGY

         The Company's goal is to develop a national distribution system through which large volumes of products and services may be sold. The Company intends to achieve its goal by:

         - Growing and Developing its Network of IAs by enhancing the sponsoring and training services offered to IAs, continuing to support the marketing efforts of IAs and introducing new income opportunities for IAs.

         - Maintaining and Expanding the Number of Customers by offering high quality, competitively-priced products and services through a highly motivated network of IAs.

         - Offering Additional Communications Products by entering into agreements for the marketing of additional products that meet the needs of customers, which may include, among others, paging, conference calling, wireless cable, cellular and local phone service.

         - Improving and Expanding its Product and Service Lines by continuing to evaluate and offer products and services that are attractive to its IAs and customers. The Company recently began providing Internet access and Web-page development and hosting services. In addition to communications products and services, the Company markets a line of private label nutritional and health enhancement products to its customers and IAs.

         - Obtaining Competitive Prices on products and services through the purchasing power of the Company's nationwide network.

MARKETING

         The Company markets products and services exclusively through its network of IAs. Currently, the Company has five IA positions in its marketing system: associate; senior associate; director; regional director; and executive director. IAs pay an annual non-refundable fee in order to maintain their status as IAs. IAs are paid on a commission basis and do not receive any salary from the Company. To become an associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit for $99. The distributor kit is a package of basic materials which assists an associate in beginning his or her business. The Company designates a portion of its gross commissions as "commission value," or "CV," and allocates the CV among eligible participants in its marketing system. Associates may gather long distance customers and receive a portion of the CV generated by such customers. Associates are also entitled to purchase products from the Company at discounted prices for retail sales. An associate becomes a senior associate when the associate purchases or sells $100 of bonus-eligible products. Senior associates continue to receive a percentage of CV with regard to all long distance customers personally gathered and are also entitled to purchase products from the Company at discounted prices for retail sales.

         To become a director, a senior associate must sponsor two additional senior associate positions. A director increases the size of the director's sales organization by sponsoring additional persons to become senior associates. These senior associates, and all senior associates that they, in turn, sponsor, become part of the sales organization of the director who sponsored them. Senior associates, through the growth of their sales organizations, may become directors, regional directors or executive directors and thereby increase the size of the sales organization of the person who was their original sponsor. The organization that grows below each director through this process is called a "downline." Directors are eligible to receive the same commissions as senior associates and, if they directly gather and maintain a minimum of four active 1-Plus long distance customers, are eligible to receive a percentage of the CV produced by each IA that is within 15 levels below them in their downline. In order to encourage the growth of the Company's marketing system, the Company also pays eligible directors a bonus amount, which is designated as "bonus value," or "BV," for each sale or purchase of bonus-eligible products or services. The Company primarily designates retail priced phone cards, nutritional paks and Web-page development and hosting services as bonus-eligible. Directors become regional directors and executive directors upon the achievement of certain IA sales goals. Regional directors and executive directors are also eligible to receive the same commissions as directors. Regional directors and executive directors are also eligible to serve on the Maxxis 2000 Advisory Board, which advises management on issues regarding field leadership.

         The maximum aggregate long distance usage commissions the Company may be required to pay to IAs with respect to a single customer's long distance usage are approximately 40% of the gross commissions payable to the Company with respect to such usage, but the Company anticipates that the actual amounts paid will be less than 40% as the usage increases. The difference between actual commission payments and the maximum payment is expected to occur because certain IAs fail to maintain active status necessary to receive commissions from sales made by persons in their downline.

RELATIONSHIP WITH IAS

         The Company seeks to contractually limit the statements that IAs make about the Company's business. Each IA also must agree to policies and procedures to be followed in order to maintain the IA's status in the organization. IAs are expressly forbidden from making any representation as to the possible earnings of any IA from the Company or from making any representation with regard to the Company's public offering of its Common Stock (the "Securities Offering"). IAs are also prohibited from creating any marketing literature that has not been pre-approved by the Company. While the Company has these policies and procedures in place governing the conduct of the IAs, it is difficult to enforce such policies and procedures. Because the IAs are classified as independent contractors, the Company is unable to provide them the same level of direction and oversight as Company employees. Violations of the Company's policies and procedures may reflect negatively on the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

TRAINING AND MARKETING SUPPORT

         The Company offers its IAs a number of support services. The Company currently provides to each IA without charge one printed report describing such IA's downline and provides additional reports for a fee. In addition, the Company offers training, information and motivational support to the IA network through its training program and regional meetings.

         The Company provides all IAs with the opportunity to receive training through the Company's training program. The training program is conducted by the Company's national training directors and includes a detailed explanation of the Company's products, the IA compensation plan and the use of the various marketing tools available to IAs. In addition, the Company encourages senior associates, directors and regional directors to become managing directors ("MDs"). MDs provide personal training to IAs. To become a MD, a senior associate, director or regional director must attend a Company approved training school. The fee to attend the training school is currently $99, and MDs must attend continuing education training schools each year which also are subject to a fee. National training directors that are selected by the Company are paid a fee by the Company for training MDs. The Company does not receive any fees from IAs for the training provided by MDs.

         The Company's second annual convention was held in September 1998, and the Company intends to continue to hold additional annual conventions for IAs. This event provides recognition to the top performers, direct access to senior management and a chance for IAs to share experiences and develop support systems. The Company intends to organize additional conventions throughout the country that current IAs and potential new IAs can attend to learn more about the Company. The Company also intends to publish a newsletter for the IAs containing informative and motivational articles and recognizing IA achievements.

PRODUCTS AND SERVICES

         Following is a summary of the various products and services the Company currently offers to its IAs and customers.

         Communications Services and Products. The Company's IAs market a variety of long distance and other communications services and products, which currently include 1-Plus long distance service, prepaid phone cards and Internet-related services.

         - 1-Plus Long Distance. The Company's 1-Plus long distance service serves as a replacement for a customer's former long distance service (such as the long distance services provided by AT&T Corporation ("AT&T"), MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corporation ("Sprint")). The 1-Plus services marketed by the Company are billed on a flat rate basis, where the cost of a call does not vary depending upon the distance of a call or the time of day or day of week when the call is originated or terminated. Residential 1-Plus services marketed by the Company are billed based on one minute increments, and business 1-Plus service is billed based on 6-second increments with a 30-second minimum.

         - Prepaid Phone Cards. The Company offers prepaid phone cards in domestic time increments of 1 hour, 30 minutes and 10 minutes. These cards may be used for domestic and international calls. The Company also offers international prepaid phone cards that are denominated in dollar amounts. Charges are deducted from these cards based upon the rates applicable to the calls placed by cardholders.

         - MAXXCONNECT. In September 1998, the Company began providing Internet access through InteReach and also began providing Web-page development and hosting services for IAs.

The Company may add and remove services and products from its communications services and product lines from time to time.

         Nutritional and Health Enhancement Products. The Company markets a line of private label nutritional and health enhancement products to its IAs and customers. Representative products include:

         - 40/30/30 Maxxis Bar is an energy bar intended as a meal replacement which contains approximately 40% carbohydrates, 30% protein, 30% dietary fat and various vitamins and minerals.

         - Maxx-A-Chol is a dietary supplement which is a specialized combination of six herbs.

         - MAXXIS MSM is a dietary supplement consisting of methylsulfonylmethane, vitamin C, citrus bioflavonoid complex and ginseng.

         - MAXXIS Multivitamin is a multivitamin nutritional supplement which is delivered by means of a spray.

         - MAXXIS 02 is a nutritional supplement that contains electrolytes, oxygen, trace elements, enzymes and amino acids.

         - BetaShield is a nutritional product containing an extract from the cell walls of baker's yeast.

         - Maxx-Life is a dietary supplement containing amino acids and other ingredients, including lysine, arginine, GABA, glutamine and ornithine.

         - Weight-Ideal is a dietary supplement in capsule and spray forms which contains a blend of nutrients, including chromium picolinate, magnesium acetate and niacin.

         - Maxxis Skin Care System consists of the following health and beauty products: shampoo; conditioner; body wash; hand and body conditioner; face wash; skin toner; and moisturizer.

Certain nutritional products are sold as a nutritional pak, and the skin care products are sold as a complete system or individually. The Company anticipates adding products to and may remove products from its nutritional and health enhancement product lines from time to time.

         Promotional Materials. The Company also derives revenues from the sale of various educational and promotional materials designed to aid its IAs in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings and product and marketing brochures.

IA SUPPORT AND INFORMATION SYSTEMS

         The Company operates a call center where advisors answer IA questions and provide information to IAs. The call center maintains a system that includes a current database of all IAs, their downlines and their long distance customers. The Company believes that maintaining sophisticated and reliable transaction processing systems is essential for multi-level network marketing companies. The Company uses a commission processing software system that incorporates the provisions of the Company's marketing program for purposes of processing detailed and customized IA commission payments, monitoring and analyzing financial and operating trends and tracking each IA's downline. The Company also maintains transaction processing systems that facilitate the shipment of IA training and marketing materials. In addition, the Company's order processing system tracks the receipt, storage, shipment and sale of the Company's sales aid products.

SUPPLIERS

         The Company does not own a long distance network. As a result, Maxxis Communications has entered into an agreement (the "1-Plus Agreement") with CRC to obtain switching and network services. The Company depends primarily on CRC for the transmission of subscriber phone calls and the activation of prepaid phone cards. Long distance customers are customers on CRC's network, and CRC provides customer support for the Company. Customers have the right to change their service at any time. The Company's 1-Plus Agreement with CRC, which expires on February 20, 2000, provides that the Company will have certain rights with respect to the customer base developed under the agreement upon achieving certain minimum levels of monthly revenues on CRC's network. The Company recently reached these minimum levels, and, therefore, the Company has the right to market other carriers to the customer base. In the event the Company contracts with such carriers, minimum monthly revenues may be more difficult to maintain, and the Company could be subject to additional minimum commitments including, but not limited to, minimum monthly revenues or minimum monthly minutes of usage, with such new carriers. The accurate and prompt billing of the Company's customers is also dependent upon CRC. The failure of CRC to accurately and promptly bill customers could lead to a loss of customers and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company would be required to use another carrier if the 1-Plus Agreement were terminated, the usage or number of customers originated by the Company's IAs exceeded the capacity of CRC, CRC failed to provide quality service or became unable to provide service at all or CRC experienced financial difficulties. If the 1-Plus Agreement is terminated, there can be no assurance that the Company could enter into new contracts with other providers on terms favorable to the Company or at all. The termination of the 1-Plus Agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company began marketing a line of private label nutritional products in November 1997. The Company recently began marketing new health enhancement products and additional nutritional products, including a weight management program and skin care system. All of the nutritional and health enhancement products offered and distributed by the Company are developed and manufactured by third-party suppliers. Certain of the nutritional and health enhancement products offered by the Company are proprietary to such suppliers. The Company does not have any written contracts with or commitments from any of its suppliers or manufacturers to continue to sell nutritional and health enhancement products to the Company. The Company believes that its relationships with suppliers are satisfactory; however, there can be no assurance that any or all of these suppliers will continue to be reliable suppliers to the Company. Accordingly, there is a risk that any or all of the Company's suppliers or manufacturers, including suppliers which provide proprietary products to the Company, could discontinue selling their nutritional and health enhancement products to the Company. In the event any of the third-party manufacturers become unable or unwilling to continue to provide the nutritional and health enhancement products in required volumes, the Company would be required to identify and obtain acceptable replacement sources, and no assurance can be given that any alternative manufacturing sources would become available to the Company on a timely basis.

         In September 1998, the Company began providing Internet access and Web-page development and hosting services. The Company provides Internet access through its agreement with InteReach. InteReach is a third-party reseller of Internet access. InteReach provides all billing and customer support for the Company's customers. The failure of InteReach to accurately and promptly bill customers, to effectively provide customer support or to provide acceptable service could lead to a loss of subscribers and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if InteReach were to default on its contract with, or have its contract terminated by, its Internet service provider (an "ISP"), or if the Company's contract with InteReach is terminated, the Company would be required to contract with another ISP. There can be no assurance that the Company could enter into a new contract with another ISP on terms favorable to the Company or at all.

CUSTOMER SUPPORT

         CRC is responsible for the billing of long distance customers and for providing customer service. Certain communications services, including 1-Plus long distance and prepaid phone cards, are provided under CRC's state, national and international tariffs. The Company has been informed that CRC possesses all tariffs necessary to offer such services. The Company provides its Internet access services through InteReach, which is responsible for billing the Company's Internet access customers and for providing customer support. The Company provides all of the software necessary to automatically sign up for its Internet access services through UsefulWare Incorporated.

COMPETITION

         The Company faces competition in the United States for both the products and services it sells and for the sponsoring and retaining of independent salespeople.

         Communications Services. The United States long distance communications industry is intensely competitive, rapidly evolving and subject to rapid technological change. In addition, the industry is significantly influenced by the marketing and pricing practices of the major industry participants. AT&T, MCI WorldCom and Sprint are the dominant competitors in the domestic long distance communications industry. All of these companies are significantly larger than the Company and have substantially greater resources. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, technical and other resources than the Company. These competitors employ various means to attract new customers, including television and other advertising campaigns, telemarketing programs, network marketing and cash payments and other incentives to new customers.
The Company's ability to compete effectively depends upon, among other factors, its ability to offer high quality products and services at competitive prices. There can be no assurance that the Company will be able to compete successfully.

         The evolving regulatory environment of the United States communications industry significantly influences the Company's ability to compete. On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996, as amended (the "1996 Telecommunications Act"), that will allow local exchange carriers ("LECs"), including the Bell operating companies ("BOCs"), to provide long distance telephone service inter-LATA (a

"LATA" is a Local Access and Transport Area), which will likely significantly increase competition for long distance services. The new legislation also grants the Federal Communications Commission (the "FCC") the authority to deregulate other aspects of the communications industry. Such increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         Telecommunications companies compete for customers based on price, among other things, with major long distance carriers conducting extensive advertising campaigns to capture market share. There can be no assurance that a decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the BOCs and other LECs into the long distance market, would not have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company expects that the communications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the technologies included in the products and services offered by the Company. The Company does not have the contractual right to prevent customers from changing to a competing service, and the customers may terminate their service at will.

         Nutritional and Health Enhancement Products. The Company also competes in the highly competitive market of dietary supplements and health enhancement products. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, distributors, marketers, retailers and physicians that actively compete for the business of consumers. The Company competes with other providers of such nutritional and health enhancement products, especially retail outlets, based upon convenience of purchase, price and immediate availability of the purchased product. For the most part, the Company's competitors offering comparable products are substantially larger and have available considerably greater financial resources than the Company. The market is highly sensitive to the introduction of new products (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products at competitive prices.

         Internet Access and Internet-Related Services. The market for the provision of Internet access and Internet-related services is extremely competitive and highly fragmented. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations. The Company's current and future competitors include, without limitation, the following types of Internet access providers:
(i) national commercial ISPs; (ii) numerous regional and local commercial ISPs;
(iii) established on-line commercial information service providers; (iv) national long distance carriers; (v) regional telephone companies; and (vi) cable operators.

         IAs. The Company competes for IAs with other direct selling organizations, some of which have longer operating histories and greater visibility, name recognition and financial resources. The largest network marketing companies in the Company's markets are: EXCEL Communications, Inc.; American Communications Network; BeautiControl Cosmetics, Inc.; HerbalLife International, Inc.; and Mary Kay, Inc. The Company competes for new IAs on the basis of the Company's reputation, perceived opportunity for financial success and quality and range of products offered for sale. Management envisions the entry of many more direct selling organizations into the marketplace. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. The Company competes for the time, attention and commitment of its IAs. Given that the pool of individuals interested in the business opportunities presented by direct selling is limited in each market, the potential pool of IAs for the Company's products and services is reduced to the extent other network marketing companies successfully attract these individuals. There can be no assurance that other network marketing companies will not convince the Company's existing IAs to join their organizations. In such event, the Company's business, financial condition and results of operations could be materially adversely affected.

PROPRIETARY RIGHTS

         The Company has applied for a federal registration for the mark "MAXXIS." In addition, the Company relies upon common law rights to protect other marks used by the Company and other rights that the Company considers to be its intellectual property. There can be no assurance that the Company's measures to protect this intellectual property will prevent or deter the use or misappropriation of the Company's intellectual property by other parties. The Company's inability to protect its intellectual property from use or misappropriation from others could have a material adverse effect upon the Company's business, financial condition and results of operations. From time to time, companies may assert other trademark, service mark or intellectual property rights in marks (including the mark "MAXXIS") or other intellectual property used by the Company. The Company could incur substantial costs to defend any legal action taken against the Company. If, in any legal action that might arise, the Company's asserted trademarks, service marks or other rights that the Company considers to be its intellectual property should be found to infringe upon intellectual property rights of other parties, the Company could be enjoined from further infringement and required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event any required license were not available on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

REGULATION

         Regulation of Long Distance Telephone Services. Various regulatory factors may have an impact on the Company's ability to compete and on its financial performance. The Company's long distance carrier, CRC, is subject to regulation by the FCC and by various state public service and public utility commissions. Federal and state regulations and regulatory trends have had, and may have in the future, both positive and negative effects on the Company and on the telecommunications service industry as a whole. FCC policy currently requires interexchange carriers to provide resale of the use of their transmission facilities. The FCC also requires LECs to provide all interexchange carriers with equal access to the origination and termination of calls. If either or both of these requirements were removed, CRC and, therefore, the Company could be adversely affected. CRC may experience disruptions in service due to factors outside CRC's and the Company's control, which may cause CRC to lose the ability to complete its subscribers' long distance calls. The Company believes that CRC has made all filings with the FCC necessary to allow CRC to provide interstate and international long distance service. In order to provide intrastate long distance service, CRC is required to obtain certification to provide communications services from the public service or public utility commissions of each state, or to register or be found exempt from registration by such commissions. While the Company believes that CRC is in compliance with the applicable state and federal regulations governing telecommunications service, there can be no assurance that the FCC or any state regulatory authority in one or more states will not raise material issues with regard to CRC's compliance with applicable regulations, or that regulatory activities with respect to CRC will not have a material adverse effect on the Company's business, financial condition and results of operations.

         The 1996 Telecommunications Act has increased competition in the long distance and local telecommunications markets. The 1996 Telecommunications Act opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent LECs, including the BOCs. The 1996 Telecommunications Act allows BOCs to provide long distance service outside of their local service territories but bars them from immediately offering in-region inter-LATA long distance services until certain conditions are satisfied. A BOC must apply to the FCC to provide in-region inter-LATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that BOCs open their own local markets to competition before the FCC will approve such application. The Company is unable to determine how the FCC will rule on any such application. The new legislation may result in increased competition to the Company from others, including the BOCs, and increased transmission costs in the future. If the federal and state regulations requiring the LECs to provide equal access for the origination and termination of calls by long distance subscribers change or if the regulations governing the fees to be charged for such access services change, particularly if such regulations are changed to allow variable pricing of such access fees based upon volume, such changes could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Competition -- Communications Services."

         Regulation Affecting Nutritional and Health Enhancement Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of the Company's nutritional and health enhancement products are subject to regulation by a number of governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates nutritional products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. The Company's products are also subject to regulation by the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutritional Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Company's nutritional and health enhancement products are generally classified and regulated as dietary supplements under the FDCA, as amended, and therefore are not subject to pre-market approval by the FDA. However, these products are subject to extensive labeling regulation by the FDA and can be removed from the market if shown to be unsafe. Moreover, if the FDA determines on the basis of labeling or advertising claims by the Company, that the "intended use" of any of the Company's nutritional and health enhancement products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the FDA can regulate those products as drugs and require pre-market clearance for safety and effectiveness. In addition, if the FDA determines that claims have been made regarding the effect of dietary supplements on the "structure or function" of the body, such claims could result in the regulation of such products as drugs.

         The FTC and certain states regulate advertising, product claims, and other consumer matters, including advertising of the Company's nutritional and health enhancement products. In the past several years the FTC has instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those utilized by the Company. There can be no assurance that the FTC will not question the Company's past or future advertising or other operations. Moreover, there can be no assurance that a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations. Furthermore, the Company's IAs and customers of IAs may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from IAs, customers or others, including actions resulting in entries of consent decrees and the refund of amounts paid by the complaining IA or customer, refunds to an entire class of IAs or customers, or other damages, as well as changes in the Company's method of doing business. A complaint because of a practice of one IA, whether or not that practice was authorized by the Company, could result in an order affecting some or all IAs in a particular state, and an order in one state could influence courts or government agencies in other states. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company's business, financial condition or results of operations.

         Although many of the ingredients in the Company's nutritional products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's nutritional products contain ingredients as to which there is little history of human consumption. The Company has not tested, and has not engaged any independent third party to test, any of its nutritional and health enhancement products. Accordingly, no assurance can be given that the Company's nutritional and health enhancement products, even when used as directed, will have the effects intended. Although the Company believes that its nutritional and health enhancement products are safe when consumed as directed, the Company has not sponsored clinical studies on the long-term effect of human consumption. If such products are alleged or proven to be unsafe, the Company could be subject to actions or claims which could have a material adverse effect on the Company's business, financial condition or results of operations.

         Regulation of Network Marketing. The Company's multi-level network marketing system is subject to or affected by extensive government regulation including, without limitation, federal and state regulations governing the offer and sale of business franchises, business opportunities and securities. Various governmental agencies monitor direct selling activities, and the Company could be required to supply information regarding its marketing plan to such agencies. Although the Company believes that its multi-level network marketing system is in material compliance with the laws and regulations relating to direct selling activities, there can be no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's business, financial condition and results of operations. The Company also could be found not to be in compliance with existing statutes or regulations as a result of, among other things, misconduct by IAs, who are considered independent contractors over whom the Company has limited control, the ambiguous nature of certain of the regulations and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that the Company or the IAs are not in compliance with existing statutes or regulations could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse determination by any one state on any regulatory matter could influence the decisions of regulatory authorities in other jurisdictions.

         The Company has not obtained any no-action letters or advance rulings from any federal or state securities regulator or other governmental agency concerning the legality of the Company's operations, and the Company is not relying on an opinion of counsel to such effect. The Company accordingly is subject to the risk that its multi-level network marketing system could be found to be in noncompliance with applicable laws and regulations, which could have a material adverse effect on the Company's business, financial condition or results of operations. Such a decision could require the Company to modify its multi-level network marketing system, result in negative publicity, or have a negative effect on distributor morale and loyalty. In addition, the Company's multi-level network marketing system will be subject to regulations in foreign markets administered by foreign agencies should the Company expand its network marketing organization into such markets.

         Effect of State Securities Laws. The primary goal of the Company's current Securities Offering is to increase the motivation of regional and executive directors by allowing them to purchase an interest in the Company. Accordingly, because the Company desires the ability to offer its Common Stock to regional and executive directors in certain states, the Company has attempted to register or qualify the Securities Offering in such states. Due to the varying nature of state securities regulations and the considerable discretion given to state securities regulators, the Company may be unable to register or qualify the Securities Offering in certain states. The inability of the Company to offer its Common Stock to residents of certain states may limit the ability of the Company to attract IAs in such states, or lead to increased attrition of IAs in such states, and may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. An adverse determination by any one state regulator on a securities regulatory matter could influence the decisions of securities regulatory authorities in other jurisdictions.

FACILITIES

         The Company operates out of offices in Atlanta, Georgia consisting of approximately 24,600 square feet for general and administrative office space, warehouse space and training space. The Company may be required to lease or build additional facilities, including at least one additional call center and new corporate headquarters, in order to meet adequately its needs in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

EMPLOYEES

         As of June 30, 1998, the Company employed approximately 30 people. The Company's IAs are classified by the Company as independent contractors.
The Company's employees are not unionized, and the Company believes its relationship with its employees is good.


ITEM 2.       PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to the Company's properties.

ITEM 3.       LEGAL PROCEEDINGS

              The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended June 30, 1998.


                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

              As of September 25, 1998, the Company had 57 shareholders of record. In the Securities Offering, the Company intends to offer its Common Stock at a price of $5.50 per share; however, the $5.50 per share price is not necessarily indicative of present value. As of the date of this Report, the Company has not offered or sold any shares of Common Stock pursuant to the Securities Offering. There is no established trading market for the Common Stock, and one is not expected to develop in the near future.

              All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

              The following table sets forth selected consolidated financial data for the periods presented. The Company was incorporated on January 24, 1997 and began operations in March 1997. The Company's fiscal year ends on June
30. The statement of operations data for the Inception Period and the year ended June 30, 1998 and the balance sheet data as of June 30, 1997 and 1998 are derived from the audited Consolidated Financial Statements of the Company. The Consolidated Financial Statements for the Inception Period and the year ended June 30, 1998 were audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Report.

                                                                             JANUARY 24, 1997
                                                                                 INCEPTION            YEAR ENDED
                                                                             TO JUNE 30, 1997       JUNE 30, 1998
                                                                             -----------------     ----------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Communications services...............................................    $        2,322,000    $      5,293,000
   Nutritional products..................................................                   --              526,000
   Marketing services....................................................               369,000           1,172,000
                                                                             ------------------    ----------------
          Total net revenues.............................................             2,691,000           6,991,000
                                                                             ------------------    ----------------

Cost of services:
   Communications services...............................................               761,000           1,351,000
   Nutritional products..................................................                    --             294,000

   Marketing services....................................................               255,000             431,000
                                                                             ------------------    ----------------
       Total cost of services............................................             1,016,000           2,076,000
                                                                             ------------------    ----------------
Gross margin.............................................................             1,675,000           4,915,000
                                                                             ------------------    ----------------
Operating expenses:
   Selling and marketing.................................................             1,089,000           2,665,000
   General and administrative............................................               660,000           2,344,000
                                                                             ------------------    ----------------
          Total operating expenses.......................................             1,749,000           5,009,000
                                                                             ------------------    ----------------
Interest expense.........................................................                    --               2,000
                                                                             ------------------    ----------------
Loss before income tax benefit...........................................               (74,000)            (96,000)
Income tax benefit.......................................................                    --                  --
                                                                             ------------------    ----------------
Net loss.................................................................    $          (74,000)   $        (96,000)
                                                                             ==================    ================

PER SHARE DATA:
Net loss per share.......................................................    $            (0.05)   $          (0.06)
                                                                             ==================    ================

Weighted average number of shares outstanding............................             1,571,187           1,571,187
                                                                             ==================    ================

                                                                                         AS OF JUNE 30,
                                                                             --------------------------------------
                                                                                    1997                 1998
                                                                             -------------------   ----------------
BALANCE SHEET DATA:
Working capital..........................................................    $          (13,000)   $        180,000
Property and equipment, net..............................................                92,000             169,000
Total assets.............................................................               596,000           1,263,000
Long-term obligations....................................................                    --                  --
Shareholders' equity.....................................................               293,000             484,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. When used in this Report, the words "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth elsewhere in this Report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

         Maxxis was incorporated on January 24, 1997 and began accepting IAs and marketing communications services in March 1997. The Company conducts all of its business and operations through its wholly-owned subsidiaries: Maxxis 2000; Maxxis Communications; and Maxxis Nutritionals.

         Maxxis 2000 is a network marketing company that currently markets 1-Plus long distance service, travel cards, prepaid phone cards, 800 service and international telecommunications services, Internet access and Web-page development and hosting services, and nutritional and health enhancement products. Maxxis Communications obtains telecommunications services and purchases time for its prepaid 1 hour, 30 minute and 10 minute phone cards from CRC. Maxxis Communications also provides Internet access through its agreement with InteReach. Maxxis Nutritionals purchases private label nutritional and health enhancement products from various suppliers. The Company believes that its multi-level network marketing system allows it to obtain customers for its products in a cost effective manner and to enhance customer retention because of the relationships between the Company's IAs and customers. The telecommunications customer base developed by the Company's IAs provides a potential customer base for the Company's nutritional and health enhancement products, Internet-related services and for future products.

         The Company derives revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of sales of prepaid phone cards to the Company's IAs and commissions from the Company's agreement with CRC whereby the Company receives a percentage of the long distance billings received by CRC from the customers originated by the Company's IAs, net of allowances for bad debts and billing adjustments. The Company's aggregate revenues from 1-Plus services were $25,000, or only 0.9% of total revenues, for the Inception Period, and $1,178,000, or 16.9% of total revenues, for the year ended June 30, 1998. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees from the LECs, there is generally a delay of up to three to four months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that the Company begins to receive commissions from such customer's usage. In the future, the Company believes that commissions generated on the sales of 1-Plus long distance services will constitute an increasing percentage of its total revenues. In September 1998, the Company began providing Internet access and Web-page development and hosting services. Accordingly, the Company derived no revenue from such services for the year ended June 30, 1998.

         Nutritional products revenues include sales of private-label nutritional products to the Company's IAs. Recently, the Company began marketing new health enhancement products and additional nutritional products, including a weight management program and skin care system. Marketing services revenues include application fees from IAs and purchases of sales aids by IAs, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. Marketing services revenues also include training fees paid by MDs. To become an associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit for $99. IAs also pay an annual non-refundable fee in order to maintain their status as an IA, which fee the Company amortizes over the renewal period. To become a MD, a senior associate, director or regional director must attend a Company approved training school. The fee to attend the training school is currently $99, and MDs must attend continuing education training schools each year which also are subject to a fee. The training fees are recognized at the time the training is received. The Company does not receive any fees from IAs for the training provided by MDs or national training directors.

         Cost of services consists of communications services costs, nutritional products costs and marketing services costs. Communications services cost consists primarily of the cost of purchasing activated prepaid phone cards. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on (i) usage of long distance services by customers, (ii) sales of products to new IAs sponsored into the Company and
(iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support the Company's operations and growth.

         The Company has a limited operating history, and its operations are subject to the risks inherent in the establishment of any new business. The Company expects that it will incur substantial initial expenses, and there can be no assurance that the Company will achieve or maintain profitability. If the Company continues to grow rapidly, the Company will be required to continually expand and modify its operational and financial systems, add additional IAs and new customers, and train and manage both current and new employees and IAs. Such rapid growth would place a significant strain on the Company's operational resources and systems, and the failure to effectively manage this projected growth could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues attributable to each category for the periods shown.

                                                                           JANUARY 24, 1997
                                                                              (INCEPTION)            YEAR ENDED
                                                                           TO JUNE 30, 1997         JUNE 30, 1998
                                                                          ------------------      -----------------
Net revenues:
   Communications services........................................                 86.3%                  75.7%
   Nutritional products...........................................                  --                     7.5
   Marketing services.............................................                 13.7                   16.8
                                                                              ---------              ---------
     Total net revenues...........................................               100.00%                100.00%
                                                                              =========              =========

Cost of services:
   Communications services........................................                 28.3%                  19.3%
   Nutritional products...........................................                  --                     4.2
   Marketing services.............................................                  9.5                    6.2
                                                                              ---------              ---------
     Total cost of services.......................................                 37.8                   29.7

Operating expenses:
   Selling and marketing..........................................                 40.5                   38.1
   General and administrative.....................................                 24.5                   33.5
                                                                              ---------              ---------
     Total operating expenses.....................................                 65.0%                  71.6%
                                                                              =========              =========


         The Company was incorporated in January 1997 and commenced operations in March 1997. No comparisons are presented for the year ended June 30, 1998 compared to the Inception Period because the Company commenced operations in March 1997 and the Company believes the comparisons would not be meaningful.

Similarly, no comparisons are presented for the Inception Period because the Company was not in existence for the corresponding period in 1996.

YEAR ENDED JUNE 30, 1998

         Net Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues were $6,991,000 for the year ended June 30, 1998. For the year ended June 30, 1998, communications services revenues were $5,293,000, or 75.7% of total revenues. Communications services revenues consist of sales of prepaid phone cards by and to IAs and commissions and fees generated from long distance customers. For the year ended June 30, 1998, nutritional products revenues were $526,000, or 7.5% of total net revenues. Nutritional products revenues consist of sales of private label nutritional products. For the year ended June 30, 1998, marketing services revenues were $1,172,000, or 16.8% of total revenues. Marketing services revenues consist of application fees paid by IAs, purchases of sales aids by IAs and training fees paid to become a MD.

         Cost of Services. Cost of services includes communications services costs, nutritional products costs and marketing services costs. Total cost of services for the year ended June 30, 1998 was $2,076,000, or 29.7% of total revenues. For the year ended June 30, 1998, communications services cost was $1,351,000, or 19.3% of total revenues. Communications services cost consist primarily of the cost of purchasing activated prepaid phone cards from CRC. The Company then sells the activated phone cards to its IAs. Communications services cost also includes, as a minor component, the costs of materials that are used to package the phone cards. For the year ended June 30, 1998, nutritional products cost was $294,000, or 4.2% of total revenues. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost was $431,000, or 6.2% of total revenues, for the year ended June 30, 1998. Marketing services cost primarily consists of the costs of purchasing application kits, sales aids and promotional materials and training costs.

         Operating Expenses. For the year ended June 30, 1998, selling and marketing expenses were $2,665,000, or 38.1% of total revenues. Selling and marketing expenses consist of commissions paid to IAs based on (i) usage of long distance services by customers, (ii) sales of products to new IAs sponsored into the Company and (iii) sales of additional products and services to customers. General and administrative expenses were $2,344,000, or 33.5% of total revenues, for the year ended June 30, 1998. General and administrative expenses consist of salary expense for the Company's customer service personnel, office staff and executive personnel and the cost of IA support services and information systems services.

INCEPTION PERIOD (JANUARY 24, 1997 TO JUNE 30, 1997)

         Net Revenues. For the Inception Period, communications services revenues were $2,322,000, or 86.3% of total revenues, and marketing services revenues were $369,000, or 13.7% of total revenues. Communications services revenues consist of sales of prepaid phone cards by and to the Company's IAs and commissions and fees generated from long distance usage customers. This amount was minimal for the Inception Period because no customers were utilizing long distance services until May 1997. Marketing services revenues include application kit fees from IAs, purchases of sales aids by IAs and training fees paid to become a MD.

         Cost of Services. Communications services cost was $761,000, or 28.3% of total revenues, for the Inception Period. Communications services costs include the cost of purchasing activated prepaid phone cards. Marketing services cost, which includes the costs of application kits and promotional materials, was $255,000, or 9.5% of total revenues, for the Inception Period.

         Operating Expenses. Selling and marketing expenses principally consist of commissions paid to IAs based on (i) usage of long distance services by customers, (ii) sales of products and services to new IAs sponsored into the Company and (iii) sales of additional products and services to customers. Selling and marketing expenses were $1,089,000, or 40.5% of total revenues, for the Inception Period. General and administrative expenses were

$660,000, or 24.5% of total revenues, for the Inception Period. General and administrative expenses consist primarily of salary expense for the Company's customer service personnel, office staff and executive personnel. Such expenses also include costs for IA support services and information systems services.

SEASONALITY AND UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The Company has historically experienced, and expects to continue to experience, significant seasonal fluctuations in the recruitment of its IAs and the sale of its products and services. The Company's annual summit occurs in the first quarter of the Company's fiscal year, which has historically caused an increase in the number of the Company's IAs and sales of the Company's products and services. Historically, revenues have been lower in the second quarter than in other quarters of a given year because of the number of new IAs added and product and service sales have historically declined during the holiday season. The Company's operating results may vary significantly in the future, partly due to such seasonal fluctuations. The Company believes that recruitment of its IAs and sales of its products and services will continue to follow this seasonal cycle. The Company's quarterly results may fluctuate significantly as a result of such seasonality. Because of the potential quarterly fluctuations in the Company's revenue and operating results, results for any particular quarter may not be indicative of future quarterly or annual results.


                                                                                     QUARTER ENDED
                                             INCEPTION    ------------------------------------------------------------------
                                               PERIOD     SEPT. 30, 1997     DEC. 31, 1997    MAR. 31, 1998    JUNE 30, 1998
                                             -----------  ---------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
    Communications services...............   $ 2,322,000  $     1,465,000   $    1,122,000    $   1,352,000    $   1,354,000
    Nutritional products..................            --               --          186,000          155,000          185,000
    Marketing services....................       369,000          353,000          318,000          224,000          277,000
                                             -----------  ---------------   --------------    -------------    -------------
        Total net revenues................     2,691,000        1,818,000        1,626,000        1,731,000        1,816,000
                                             -----------  ---------------   --------------    -------------    -------------
Cost of services:
  Communications services.................       761,000          438,000          430,000          213,000          270,000
  Nutritional products....................            --               --           77,000          146,000           71,000
  Marketing services......................       255,000          101,000          127,000          111,000           92,000
                                             -----------  ---------------   --------------    -------------    -------------
        Total cost of services............     1,016,000          539,000          634,000          470,000          433,000
                                             -----------  ---------------   --------------    -------------    -------------
Gross margin..............................     1,675,000        1,279,000          992,000        1,261,000        1,383,000
                                             -----------  ---------------   --------------    -------------    -------------
Operating Expenses:
  Selling and marketing...................     1,089,000          716,000          610,000          668,000          671,000
  General and administrative..............       660,000          597,000          514,000          542,000          691,000
                                             -----------  ---------------   --------------    -------------    -------------
        Total operating expenses..........     1,749,000        1,313,000        1,124,000        1,210,000        1,362,000
                                             -----------  ---------------   --------------    -------------    -------------
Interest income (expense).................            --               --            2,000           (2,000)           2,000
                                             -----------  ---------------   --------------    -------------    -------------
Income (loss) before income tax benefit...       (74,000)         (34,000)        (134,000)          53,000           19,000
Income tax benefit........................            --               --               --               --               --
                                             -----------  ---------------   --------------    -------------    -------------
Net income (loss).........................   $   (74,000) $       (34,000)  $     (134,000)   $      53,000    $      19,000
                                             ===========  ===============   ==============    =============    =============
PER SHARE DATA:
Net income (loss) per share...............   $     (0.05) $         (0.02)  $        (0.08)   $        0.03    $        0.01
                                             ===========  ===============   ==============    =============    =============

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has primarily financed all of its operations through the sale of its securities in private placements. During the year ended June 30, 1998, cash flows from financing activities totaled approximately $87,000 related to the sale of Common Stock and $200,000 related to the sale of preferred stock. In November 1997, the Company entered into a demand promissory note to fund expenses incurred in connection with the launch of the Company's nutritional product line. As of March 23, 1998, the Company had borrowed $200,000 under such promissory note. On March 23, 1998, the Company converted the outstanding principal amount under the promissory note into units ("Units") at a price of $5.50 per Unit with each Unit consisting of one share of convertible preferred stock (the "Preferred Stock") and a warrant (a "Warrant") to purchase one share of Common Stock at a price of $5.50 per share. The Preferred Stock is: (i) non-voting; (ii) entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event; (iii) entitled to a liquidation preference over the Common Stock; and (iv) convertible into Common Stock at the option of the holder at any time commencing 14 months following the date of the issuance of the Preferred Stock and automatically upon the closing of a public offering that occurs at least 14 months following the issuance of the Preferred Stock and that provides gross proceeds to the Company of at least $7,500,000. The Warrants are entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event, are not exercisable until 14 months following their date of issuance and remain exercisable at the option of the holder until the seventh anniversary of their issuance. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock and any additional preferred stock that may be issued in the future.

         In February 1998, the Company entered into a note with Thomas O. Cordy (the "Cordy Note") to memorialize a loan in December 1997 of $53,000 from Mr. Cordy to the Company to fund certain operational expenses. As of June 30, 1998, the Cordy Note had been repaid in full.

         As of June 30, 1998, the Company had cash of $372,000 and working capital of $180,000. Cash provided by operating activities for the year ended June 30, 1998 was $235,000. The Company's investing activities principally consisted of capital expenditures of $115,000 and software development and organizational costs of $70,000 for the year ended June 30, 1998.

         The Company anticipates that cash generated from operations, together with additional borrowings or equity financings, will be sufficient to meet the Company's capital requirements for the next 12 months. However, if the Company does not receive sufficient funds from its operations and borrowings and equity financings to fund its operations, the Company may need to raise additional capital. In addition, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources and could require the Company to raise additional capital. The Company may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, additional lines of credit and private equity and debt financings. The Company's cash and financing needs for 1998 and beyond will be dependent on the Company's level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. The Company believes that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through its IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze the Company's growing multi-level network marketing system. The Company has not identified financing sources to fund such cash needs in 1998 and beyond. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

         Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000. The Company's business and relationships with its customers and IAs depend significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of these programs, systems or networks to successfully address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the preliminary stages of assessing the extent to which its internal systems and software and the network connections it maintains are adequately programmed to address the Year 2000 issue. In addition, the Company's ability to provide services and support to its customers and IAs depends upon the continued functioning of the software programs, operating systems and networking used by its vendors and suppliers, and the Company is also in the preliminary stages of assessing the extent to which its vendors and suppliers have successfully addressed the Year 2000 problem. It currently is impossible for the Company to predict the potential expenditures that may be required or the delay or interruption in service that may result due to the Year 2000 problem. Any failure by the Company or its vendors or suppliers to successfully address the Year 2000 problem could significantly interrupt the business operations of the Company and have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not currently established a contingency plan, but the Company intends to create one as soon as practicable.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

              Not applicable.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Consolidated Financial Statements of the Company, including the Company's consolidated balance sheets as of June 30, 1998 and 1997 and consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1998 and for the period from Inception (January 24, 1997) to June 30, 1997 together with the report thereof of Arthur Andersen LLP, dated September 4, 1998 are included on pages F-1 through F-15 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

              The Company has no disagreements on accounting or financial disclosure matters with its accountants nor did it change accountants during the year ended June 30, 1998.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The directors and executive officers of the Company are set forth below. The Company's Board of Directors consists of nine directors divided into three classes of directors, serving staggered three-year terms. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of the Company are elected at the annual meeting of shareholders. Officers of the Company are appointed at the Board's first meeting after each annual meeting of shareholders. The ages of the persons set forth below are as of June 30, 1998.

                                                                                                          TERM AS
                                                                                                          DIRECTOR
NAME                                  AGE      POSITIONS WITH THE COMPANY                                 EXPIRES
----                                  ---      --------------------------                                 -------
Ivey J. Stokes.................        39      Chairman of the Board of Directors                           1998
Thomas O. Cordy................        57      Chief Executive Officer, President and Director              1998
Daniel McDonough...............        50      Chief Financial Officer                                        --
James W. Brown.................        62      Executive Vice President, Secretary and Director             1999
Larry W. Gates, II.............        35      Vice President-- Human Resources and Director                1999
Charles P. Bernstein...........        48      Director                                                     2000
Alvin Curry....................        41      Director                                                     1998
Robert J. Glover, Jr...........        37      Director                                                     1999
Terry Harris...................        44      Director                                                     2000
Philip E. Lundquist............        62      Director                                                     2000

         IVEY J. STOKES has served as Chairman of the Board of Directors of the Company since its inception. Mr. Stokes began his marketing career in 1982 at A.L. Williams Corporation ("A.L. Williams") where he became one of less than 400 National Sales Directors out of 1.3 million insurance agents. In March 1991, Mr. Stokes left the financial services industry to launch his own independent marketing firm, Global Marketing Alliance ("Global Alliance"). Over the next five years, Mr. Stokes became one of the leading money earners in several national network marketing firms. Mr. Stokes' marketing firm, Global Alliance, has sponsored and trained over 150,000 distributors since 1991. Mr. Stokes has a bachelors degree in industrial management from the Georgia Institute of Technology.

         THOMAS O. CORDY has served as Chief Executive Officer and President and as a Director of the Company since May 1997. Prior to that time, he served as President and Chief Executive Officer of CI Cascade Corp. Mr. Cordy currently serves as Vice Chairman of the Board of Trustees of Clark Atlanta University, Chairman of the Board of Renaissance Capital Corporation and as a Director of Cox Enterprises. Mr. Cordy has a bachelors degree from Morehouse College and a masters degree from Atlanta University. Mr. Cordy has attended the Stanford Executive Program at the Stanford School of Business and the University of Oklahoma National Lending School.

         DANIEL MCDONOUGH has served as Chief Financial Officer of the Company since October 1997. Prior to his employment with the Company, Mr. McDonough provided financial consulting services to a number of start up companies at Creative Benefits, Inc. In addition, from 1992 to 1994, Mr. McDonough was the controller of Jostens Learning Corporation, a $75.0 million technology company specializing in educational software. Prior to his employment with Jostens, Mr. McDonough served as assistant controller to Alumax, Inc., a $2.5 billion integrated aluminum company with over 100 manufacturing operations throughout the United States. From 1973 to 1980, Mr. McDonough was employed by Price Waterhouse & Co. Mr. McDonough is a licensed CPA and also holds a masters of business administration degree from the University of Buffalo.

         JAMES W. BROWN currently serves as Executive Vice President and Secretary of the Company and has been a Director of the Company since May 1997. He served as President and Chief Executive Officer of the Company from inception to April 1997. He has also served as Chief Executive Officer, President and a Director of Maxxis 2000 since its inception. From 1995 to 1997, Mr. Brown has served as a manager of NetWorld Communications, L.L.C. Since 1979, Mr. Brown has also served as President and Chief Executive Officer of Marketing Ideas, Ltd. Mr. Brown has a bachelors degree from the University of Georgia. He also attended the John Marshall School of Law and the American Mutual Institute of Management.

         LARRY W. GATES, II has served as Vice President of Human Resources since the Company's inception and as a Director of the Company since May 1997. Mr. Gates became a part-time independent insurance agent for A.L. Williams in 1989 while serving in the U.S. Army. In 1993, he left the financial services industry and became a full-time independent marketer of telecommunications services through his own independent marketing firm, Classic Enterprises. Mr. Gates built a downline of over 10,000 distributors between 1993 and 1996. Mr. Gates has an associates degree from Pierre College.

         CHARLES P. BERNSTEIN has served as a Director of the Company since May 1997. Since 1992, Mr. Bernstein has also served as President of Harvest Mortgage Co. From 1989 to 1992, Mr. Bernstein was the Vice President of Nationwide Mortgage Resources, an underwriter and servicer of loans on residential and commercial real estate. Mr. Bernstein holds an associates degree from the University of South Carolina.

         ALVIN CURRY has served as a Director of the Company since its inception. He also serves as Executive Vice President and Chief Operating Officer of Maxxis 2000. Mr. Curry started his marketing career in 1986 with A.L. Williams, where he attained the position of Senior Vice President in less than three years. In March 1991, Mr. Curry left the financial services industry to join Mr. Stokes in Global Alliance. Mr. Curry attended Northwest Mississippi Junior College and Tacoma Community College, and he received a degree from the Knapp College of Business.

         ROBERT JAMES GLOVER, JR. has served as a Director of the Company since its inception. Mr. Glover started his marketing career as an independent insurance agent with A.L. Williams in 1985, where he attained the sales position of Senior Vice President. In December 1993, Mr. Glover left the financial services industry and became an independent marketer of telecommunications services through his own independent marketing firm, Glover Enterprises. Mr. Glover's network marketing firm has sponsored and trained over 10,000 distributors. Mr. Glover attended Maryland University.

         TERRY HARRIS has served as a Director of the Company since May 1997. Since 1982, Mr. Harris has served as Pastor and President of Tacoma Christian Center Inc. Mr. Harris has a bachelors degree from the University of Puget Sound and attended Rhema Bible School.

         PHILIP E. LUNDQUIST has served as a Director of the Company since May 1997. He also serves as Chairman of Christopher Partners Inc. Since 1988, Mr. Lundquist has owned and operated an investment banking consulting company as a sole proprietorship. From 1985 to 1988, Mr. Lundquist was the Director of Corporate Finance for Deloitte Haskins & Sells in Atlanta, Georgia. Mr. Lundquist has a bachelors degree from Williams College and attended the Institute of Investment Banking at the Wharton School, University of Pennsylvania.

COMMITTEES OF THE BOARD

         The Executive Committee of the Board of Directors exercises, during the interval between Board meetings, all of the powers of the Company's Board of Directors within certain limitations. During the year ended June 30, 1998, the Executive Committee was composed of Thomas O. Cordy, Alvin Curry and Ivey
J. Stokes and held two meetings.

         The Audit Committee of the Board of Directors reviews, with the Company's independent public accountants, the annual financial statements of the Company, reviews the work of such independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of the financial and accounting functions, organization, operations and management of the Company. During the year ended June 30, 1998, the Audit Committee was composed of Charles P. Bernstein, Terry Harris and Philip E. Lundquist and did not hold any meetings.

         The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and administers the issuance of stock options to the Company's officers, employees, consultants and advisors. The Compensation Committee also reviews general policy matters relating toe compensation and benefits of employees of the Company. During the year ended June 30, 1998, the Compensation Committee was composed of Charles P. Bernstein, Terry Harris and Philip E. Lundquist and did not hold any meetings.

         The Company does not have a standing nominating committee. The Board of Directors or the Executive Committee nominates candidates to stand for election as directors. The Amended and Restated Bylaws of the Company permit shareholders to make nominations for directors but only if such nominations are made pursuant to timely notice in writing to the Secretary of the Company. To be timely, notice of shareholder nominations for directors must be delivered in writing to the Secretary of the Company no later than 90 days prior to the anniversary of the previous year's annual meeting, together with the identity of the nominator and the number of shares of Common Stock owned, directly or indirectly, by the nominator.

         During the year ended June 30, 1998, the Board of Directors of the Company held four meetings. All of the directors of the Company attended 75% or more of the aggregate of all Board meetings and all meetings of committees of which they were members.

ITEM 11.      EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Members of the Board of Directors are reimbursed for their out-of-pocket expenses for each meeting attended, but otherwise serve without compensation.

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer during the year ended June 30, 1998 and the Inception Period. No other executive officers of the Company received a combined salary and bonus in excess of $100,000 during the year ended June 30, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                          ANNUAL COMPENSATION
                                                                                      --------------------------
NAME AND PRINCIPAL POSITION                              PERIOD                          SALARY        BONUS(1)
---------------------------                         -----------------                 -----------    -----------
Thomas O. Cordy............................         Fiscal 1998                       $    41,600    $    83,400
Chief Executive Officer and President               Inception Period                        5,250             --


---------------

(1) Represents amounts accrued as bonus compensation for the periods presented.

OPTION GRANTS DURING 1998

         As of June 30, 1998, no options had been granted to the Chief Executive Officer of the Company, and no executive officer of the Company received a combined salary and bonus in excess of $100,000 during the year ended June 30, 1998.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements (collectively, the "Employment Agreements") with Messrs. Cordy and Brown. The Company intends to enter into an employment agreement with Mr. McDonough. Generally, the Employment Agreements provide for a minimum weekly salary. In addition, the employee may participate in a bonus program and shall be eligible to receive quarterly or annual payments of a performance bonus based upon the achievement of targeted levels of performance and such other criteria as the Board of Directors shall establish from time to time. Each employee may participate in insurance and other benefit plans of similarly situated employees, including any stock option plans of the Company.

         Each of the Employment Agreements has a term of one year, and the term renews daily for an additional year until either party fixes the remaining term at one year by giving written notice. The Company can terminate each employee upon death or disability (as defined in the Employment Agreements) or with or without cause upon delivery to the employee of a notice of termination. If the employee is terminated because of death, disability or cause, the employee will receive any accrued compensation through the termination date and any accrued performance bonus, unless the employee is terminated for cause. If the employee is terminated without cause, the Company shall pay the employee severance payments equal to his minimum base salary for each week during the six-month period following the termination date. If the employee is a director or officer of the Company or any of its affiliates, the employee shall tender his resignation to such positions effective as of the termination date.

         Under the Employment Agreements, each employee agrees to maintain the confidentiality of the Company's trade secrets and confidential business information. The employee also agrees for a period of one year following the termination date, if he is terminated or resigns for any reason, not to compete with or solicit employees or customers of the Company or any of its affiliates within a 30-mile radius of the Company's corporate offices; provided, that if the employee is terminated without cause, the non-compete period shall be six months.

SALES REPRESENTATIVE AGREEMENTS

         The Company entered into independent sales representative agreements (collectively, the "Sales Representative Agreements") with ten independent sales representatives, including Messrs. Stokes, Gates and Glover. The Sales Representative Agreements provide for a minimum fee of $800.00 per week. Each sales representative is also be eligible to receive quarterly payments of a performance bonus which is a percentage of total revenue from Maxxis 2000. To be paid a bonus, a sales representative must have 180 new activations in a quarter. The bonus amount is then determined by the number of open centers in that quarter. The bonus ranges from 1% of total revenue from Maxxis 2000 if four centers are opened to 5% of the revenue if 20 centers are opened. Each sales representative is an independent contractor, and the Company does not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

         Each of the Sales Representative Agreements has a term of one year, and the term renews daily for an additional year until either party fixes the remaining term at one year by giving written notice. The Company can terminate each sales representative upon death or disability (as defined in the Sales Representative Agreements) or with or without cause upon delivery to the sales representative of a notice of termination. If a sales representative is terminated, the sales representative will receive any accrued fees through the termination date and any accrued performance bonus, unless the sales representative is terminated for cause. If the sales representative is a director or officer of the Company or any of its affiliates, the sales representative shall tender his resignation to such positions effective as of the termination date. Under the Sales Representative Agreements, each sales representative agrees to maintain the confidentiality of the Company's trade secrets and confidential business information.

CONSULTING AGREEMENT

         In September 1997, the Company entered into a consulting agreement with Mr. Robert P. Kelly. The consulting agreement provides for a minimum weekly salary, and the consultant may participate in a bonus program and is eligible to receive quarterly or annual payments of a performance bonus based upon the achievement of targeted levels of performance and such other criteria as the Board of Directors shall establish from time to time. The consultant is an independent contractor, and the Company does not exercise control over the activities of the consultant other than as set forth in the consulting agreement.

         The consulting agreement has a term of one year, and the term renews daily for an additional year until either party fixes the remaining term at one year by giving written notice. The Company can terminate the consultant upon death or disability (as defined in the consulting agreement) or with or without cause upon delivery to the consultant of a notice of termination. If the consultant is terminated because of death, disability or cause, the consultant will receive any accrued fees through the termination date and any accrued performance bonus, unless the consultant is terminated for cause. If the consultant is terminated without cause, the Company shall pay the consultant severance payments equal to his minimum base salary for each week during the six-month period following the termination date.

         Under the consulting agreement, the consultant agrees to maintain the confidentiality of the Company's trade secrets and confidential business information. The consultant also agrees for a period of one year following the termination date, if he is terminated or resigns for any reason, not to compete with or solicit employees or customers of the Company or any of its affiliates within a 30-mile radius of the Company's corporate offices; provided, that if the consultant is terminated without cause, the non-compete period shall be six months.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Pursuant to its Amended and Restated Articles of Incorporation, the Company is obligated to indemnify each of its directors and officers to the fullest extent permitted by the Georgia Business Corporation Code with respect to all liability and loss suffered and reasonable expenses incurred by such person in any action, suit or proceeding in which such person was or is made or threatened to be made a party or is otherwise involved by reason of the fact that such person is or was a director or officer of the Company. The Company is obligated to pay the reasonable expenses of the directors or officers incurred in defending such proceedings if the indemnified party agrees to repay all amounts advanced by the Company if it is ultimately determined that such indemnified party is not entitled to indemnification.

STOCK OPTION PLAN

         On September 16, 1998, the Board of Directors adopted (subject to shareholder approval or ratification) the Maxxis Group, Inc. 1998 Stock Option Plan (the "Option Plan"), which permits the Company to grant options to purchase shares of Common Stock to officers, directors, key employees, advisors and consultants of the Company. The purpose of the Option Plan is to advance the interests of the Company, its subsidiaries and its shareholders by affording certain employees and Directors of the Company and its subsidiaries, as well as key consultants and advisors to the Company or any subsidiary, an opportunity to acquire or increase their proprietary interests in the Company. Options granted under the Option Plan are intended to promote the growth and profitability of the Company and its subsidiaries by providing the optionees with an additional incentive to achieve the Company's objectives through participation in its success and growth and by encouraging optionees to continue their association with or service to the Company.

         Generally, options granted under the Option Plan may be Incentive Stock Options ("ISOs"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options, which are not intended to meet such requirements ("Non-Qualified Options"). ISOs must have terms of ten years or less from the date of grant and the fair market value of grants of ISOs during any year on the date of grant may not exceed $100,000. The Option Plan will be administered by a committee (the "Committee"), having the duties and authorities set forth in such Option Plan in addition to any other authority granted by the Board. The Committee will have the full power and authority, in its discretion, subject to the provisions of the Option Plan, to interpret the Option Plan, to prescribe, amend, and rescind rules and regulations relating to them, to determine the details and provisions of each stock option agreement and restriction agreement, and to make all other determinations necessary or advisable for the administration of the Option Plan, including, without limitation, the amending or altering of such Plan and any options or restricted stock awards granted thereunder, as may be required to comply with or to conform to any federal, state, or local laws or regulations. The Committee, in its discretion, will select the recipients of awards and the number of options granted thereunder and determine other matters such as (i) vesting schedules,
(ii) the exercise price of options (which cannot be less than 100% of the fair market value of the Common Stock on the date of grant for ISOs) and (iii) the duration of awards (which cannot exceed ten years from the date of grant or modification of the option).

         Subject to shareholder approval, the aggregate number of shares of Common Stock reserved for the issuance of options under the Option Plan will be 300,000 shares, subject to adjustment in accordance with the Option Plan. Any or all shares of Common Stock subject to the Option Plan may be issued in any combination of ISOs or Non-Qualified Options, and the amount of Common Stock subject to the Option Plan may be increased from time to time, subject to shareholder approval. Shares subject to an option may be either authorized and unissued shares or shares issued and later reacquired by the Company. The shares covered by any unexercised portion of an option that has terminated for any reason may again be optioned or awarded under the Option Plan, and such shares shall not be considered as having been optioned in computing the number of shares of Common Stock remaining available for options under the Option Plan.

         The class of persons eligible to participate in the Option Plan shall consist of all persons whose participation in the Option Plan the Committee determines to be in the best interests of the Company which shall include, but not be limited to, all employees and directors of the Company or any subsidiary, as well as key consultants and advisors to the Company or any subsidiary. The Committee will have the power to specify, with respect to the Options granted to a particular Optionee, the effect of the termination of such Optionee's employment or service under various circumstances on such Optionee's right to exercise an Option, which effect may include immediate or deferred termination of such Optionee's rights under an Option, or acceleration of the date at which an Option may be exercised in full. As of September 25, 1998, no options to purchase shares of Common Stock were outstanding.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 25, 1998 by: (i) each person known by the Company beneficially to own more than 5% of the outstanding shares of the Common Stock; (ii) each director of the Company; and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, all persons listed have sole voting and investment power with respect to their shares.

                                                                             AMOUNT OF          PERCENTAGE OF
                                                                             BENEFICIAL          COMMON STOCK
NAME AND ADDRESS(A) OF BENEFICIAL OWNER                                     OWNERSHIP(B)         OUTSTANDING
---------------------------------------                                    ----------------    --------------

Alvin Curry(c)...........................................................        636,363             40.5%
King David Trust(d)......................................................        454,545             28.9
Cynthia Glover, trustee(e)...............................................        181,818             11.6
The Anchora Company(f)...................................................         72,727              4.6
Charles P. Bernstein.....................................................             --               --
James W. Brown...........................................................         47,272              3.0
Thomas O. Cordy(g).......................................................             --               --
Larry W. Gates, II.......................................................         45,454              2.9
Robert J. Glover(h)......................................................             --               --
Terry Harris.............................................................          3,636               *
Philip E. Lundquist......................................................             --               --
Ivey J. Stokes(i)........................................................             --               --
All directors and executive officers as a group                                  987,270             62.8
   (10 persons) (c) - (i)................................................

---------------------
*        Less than one percent
(a) The address of the King David Trust and Alvin Curry is c/o Maxxis Group, Inc., 1901 Montreal Drive, Suite 108, Tucker, Georgia 30084. The address of Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 is 7839 Taylor Circle, Riverdale, Georgia 30274. The address of The Anchora Company is c/o Salem Management Company, Ltd., Design House, Leeward Highway, P.O. Box 150, Providenciales Turks & Caicos Island, B.W.I.
(b) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from September 25, 1998. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(c) Includes 454,545 shares owned by the King David Trust of which Mr. Curry, a director of the Company, is the trustee. Mr. Curry disclaims beneficial ownership of such shares.
(d)       All such shares are owned by the King David Trust of which Mr.
Curry is the trustee and Mr. Stokes' minor children are the beneficiaries. Mr. Stokes, the Chairman of the Board, disclaims beneficial ownership of such shares.
(e) All such shares are owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997. Ms. Glover is the wife of Robert J. Glover, a director of the Company. Mr. Glover is the sole beneficiary and disclaims beneficial ownership of such shares. In addition, Ms. Glover disclaims beneficial ownership of such shares.
(f) All such shares are owned by The Anchora Company of which Mr. Cordy, Chief Executive Officer and President of the Company, is the protector. Mr. Cordy disclaims beneficial ownership of such shares.
(g) Excludes 72,727 shares owned by The Anchora Company, of which Mr. Cordy is the protector. Mr. Cordy disclaims beneficial ownership of such shares.
(h) Excludes 181,818 shares owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 of which Mr. Glover is the sole beneficiary. Mr. Glover disclaims beneficial ownership of such shares.
(i) Excludes 454,545 shares owned by the King David Trust of which Mr. Stokes' minor children are the beneficiaries. Mr. Stokes disclaims beneficial ownership of such shares.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 16, 1997, Glover Enterprises, Inc., an affiliate of Robert
J. Glover, a director of the Company, loaned the Company $50,000 to fund initial start-up costs of the Company. The Company has repaid this loan.

         During the Inception Period, the Company paid a fee of $184,000 to IS 14, Inc. ("IS 14"), a former Delaware corporation which was controlled by certain of the directors and officers of the Company. The IS 14 fee was comprised of compensation for managerial, marketing and administrative services performed by certain of the Company's officers and sales representatives prior to the establishment of the Company's payroll. IS 14 has been dissolved, and the Company will not make any additional payments to IS 14.

         Pursuant to Mr. Cordy's employment agreement, The Anchora Company, an affiliate of Mr. Cordy, purchased 800,000 shares of Common Stock, at a price of $0.15 per share. In exchange, The Anchora Company gave the Company a $120,000 full recourse promissory note which bears interest at an annual rate of 8.75%. Mr. Cordy guaranteed the promissory note. The principal and interest on the promissory note are due and payable on the earlier of May 1, 2002 or the closing of an underwritten public offering where the Company receives aggregate net proceeds of at least $5,000,000.

         In December 1997, the Company borrowed approximately $53,000 from Mr. Cordy to fund certain operating expenses. In February 1998, the Company entered into the Cordy Note to memorialize such borrowing. As of June 30, 1998, the Cordy Note was repaid in full.

         Certain of the transactions described above may be on terms more favorable to officers, directors and principal shareholders than they could obtain in a transaction with an unaffiliated third party. The Company has adopted a policy requiring that all material transactions between the Company and its officers, directors or other affiliates must: (i) be approved by a majority of the disinterested members of the Board of Directors of the Company; and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)        FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company are filed as a part of this Report and are attached hereto as pages F-1 through F-15:

                  Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statements of Operations for the Year Ended June
                      30, 1998 and for the Period from Inception (January 24,
                      1997) to June 30, 1997
                  Consolidated Statements of Changes in Shareholders' Equity
                      for the Year Ended June 30, 1998 and for the Period from Inception (January 24, 1997) to June 30, 1997
                  Consolidated Statements of Cash Flows for the Year Ended June
                      30, 1998 and for the Period from Inception (January 24,
                      1997) to June 30, 1997
                  Notes to Consolidated Financial Statements

(A)(2)        FINANCIAL STATEMENT SCHEDULES

              Reference is made to Note 2 of the Notes to the Consolidated Financial Statements on page F-9. All schedules have been omitted as they were not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and the related Notes thereto.

(A)(3)        EXHIBITS

Exhibit
Number      Exhibit Description
------      -------------------
2.1*        Plan of Reorganization of the Company effective as of February 17, 1998.
3.1*        Amended and Restated Articles of Incorporation of the Company, as amended to date.
3.2*        Amended and Restated Bylaws of the Company, as amended to date.
4.1*        See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation
            and Amended and Restated Bylaws defining the rights of holders of Common Stock of the Company.
4.2*        Specimen Common Stock certificate.
4.3*        Shareholders Agreement, dated as of September 1, 1997 among the Company and the holders of
            Class A Common Stock.
4.4*        Amended and Restated Shareholders Agreement, dated as of February 18, 1998 among the
            Company and certain holders of its Common Stock.
10.1*       Form of Employment Agreement by and between the Company and certain of its officers.
10.2*       Employment Agreement by and between the Company and Thomas O. Cordy dated May 1, 1997.
10.3*       Promissory Note by The Anchora Company in favor of the Company dated as of May 1, 1997 in the original principal amount of $120,000.
10.4*       Guarantee by Thomas O. Cordy in favor of the Company dated May 1, 1997.
10.5*       Form of Independent Sales Representative Agreement by and between the Company and certain of its sales representatives.
10.6*       Consulting Agreement by and between the Company and Robert P. Kelly dated as of September
            1, 1997.
10.7*       Software License Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc.
            and the Company dated February 2, 1997.
10.8*       Software Service Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc.
            and the Company dated February 2, 1997.
10.9R*      Equipment Purchase Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc.
            and the Company dated February 2, 1997.
10.10*      Agreement for 1-Plus Services between Colorado River Communications Corporation and the
            Company dated February 20, 1997.+
10.11R*     Sublease Agreement between DowElanco and the Company dated February 14, 1997.
10.12*      Warehouse lease between Malon D. Mimms and the Company dated March 17, 1997.
10.13*      Warehouse lease between Malon D. Mimms and the Company dated June 23, 1997.
10.14*      Demand Secured Promissory Note dated November 26, 1997 by the Company in favor of the lenders named on Schedule I thereto.
10.15R*     Sub-Sublease Agreement between the Company and Simons Engineering, Inc. dated September 1,
            1997.
10.16*      Demand Promissory Note dated February 28, 1998 by the Company in favor of Thomas O.
            Cordy.
10.17*      Form of Stock Purchase Warrant.
10.18       Maxxis Group, Inc. 1998 Stock Option Plan.
10.19       Lease Amendment Agreement dated June 5, 1998 among Malon D. Mimms, the Company and
            Richard Bowers & Co.
10.20       Lease Amendment Agreement dated August 14, 1998 among Malon D. Mimms, the Company and

                 Richard Bowers & Co.
21.1*            Subsidiaries of the Company.
23.1             Consent of Arthur Andersen LLP.
24.1             Power of Attorney (included on signature pages hereof).
27.1             Financial Data Schedule.

-------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-38623).
+ Confidential treatment has been granted for certain confidential portions of this Exhibit pursuant to Rule 406 under the Securities Act of 1933. In accordance with Rule 406, these confidential portions have been omitted from this Exhibit and filed separately with the Commission.

(B)           REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAXXIS GROUP, INC.



September 28, 1998                  By: /s/ THOMAS O. CORDY
                                        --------------------------------------
                                        Thomas O. Cordy
                                        Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, IVEY J. STOKES and THOMAS O. CORDY, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 28, 1998                 /s/ IVEY J. STOKES
                                   --------------------------------------------------------
                                   Ivey J. Stokes
                                   Chairman of the Board


September 28, 1998                 /s/ THOMAS O. CORDY
                                   --------------------------------------------------------
                                   Thomas O. Cordy
                                   Chief Executive Officer, President and Director
                                   (Principal executive officer)


September 28, 1998                 /s/ DANIEL McDONOUGH
                                   --------------------------------------------------------
                                   Daniel McDonough
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)


September 28, 1998                 /s/ JAMES W. BROWN
                                   --------------------------------------------------------
                                   James W. Brown
                                   Executive Vice President, Secretary and Director

September 28, 1998                 /s/ LARRY W. GATES, II
                                   ---------------------------------------------------------
                                   Larry W. Gates, II
                                   Vice President, Human Resources and Director


September 28, 1998                 /s/ CHARLES P. BERNSTEIN
                                   ---------------------------------------------------------
                                   Charles P. Bernstein
                                   Director


September 28, 1998                 /s/ ALVIN CURRY
                                   ---------------------------------------------------------
                                   Alvin Curry
                                   Director


September 28, 1998                 /s/ ROBERT J. GLOVER, JR.
                                   ---------------------------------------------------------
                                   Robert J. Glover, Jr.
                                   Director


September 28, 1998                 /s/ TERRY HARRIS
                                   ---------------------------------------------------------
                                   Terry Harris
                                   Director


September 28, 1998                 /s/ PHILIP E. LUNDQUIST
                                   ---------------------------------------------------------
                                   Philip E. Lundquist
                                   Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page
                                                                                                              ----

Report of Independent Public Accountants................................................................       F-2

Consolidated Balance Sheets as of June 30, 1998 and 1997................................................       F-3

Consolidated Statements of Operations for the Year Ended June 30, 1998 and                                     F-4
     for the Period from Inception (January 24, 1997) to June 30, 1997..................................

Consolidated Statements of Changes in Shareholders' Equity for the Year Ended                                  F-5
     June 30, 1998 and for the Period from Inception (January 24, 1997) to June 30, 1997................

Consolidated Statements of Cash Flows for the Year Ended June 30, 1998 and                                     F-6
     for the Period from Inception (January 24, 1997) to June 30, 1997..................................

Notes to Consolidated Financial Statements..............................................................       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Maxxis Group, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of MAXXIS GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1998 and for the period from inception (January 24, 1997) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxis Group, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the year ended June 30, 1998 and for the period from inception (January 24, 1997) to June 30, 1997 in conformity with generally accepted accounting principles.




/S/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
September 4, 1998

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1997




                                     ASSETS

                                                                                           1998           1997
                                                                                       -----------    -----------
CURRENT ASSETS:
   Cash                                                                                $   372,000    $    35,000
   Short-term investment                                                                    10,000         10,000
   Communications receivables, net of allowance for doubtful accounts of $40,000 and
      $0, respectively                                                                     316,000         25,000
   Inventories, net                                                                        218,000        185,000
   Prepaid expenses                                                                         43,000         12,000
   Other current assets                                                                          0         23,000
                                                                                       -----------    -----------
                                                                                           959,000        290,000

PROPERTY AND EQUIPMENT, NET                                                                169,000         92,000

ORGANIZATIONAL COSTS, NET                                                                        0         76,000

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                                                126,000        118,000

OTHER ASSETS                                                                                 9,000         20,000
                                                                                       -----------    -----------
                                                                                       $ 1,263,000    $   596,000
                                                                                       ===========    ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $   211,000    $   158,000
   Commissions payable                                                                     101,000         42,000
   Accrued compensation                                                                    154,000              0
   Provision for sales returns                                                              45,000              0
   Sales taxes payable                                                                     130,000              0
   Accrued expenses                                                                         83,000        103,000
   Deferred revenue                                                                         55,000              0
                                                                                       -----------    -----------
                                                                                           779,000        303,000
                                                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
   Stock subscription deposits                                                                   0        360,000
   Preferred stock, no par value; 10,000,000 shares authorized; 100,000 shares designated as Series A; 36,359 and 0 Series A shares issued and outstanding,
      respectively                                                                         200,000              0
   Common stock, no par value; 20,000,000 shares authorized, 1,571,187 and 1,299,992
      shares issued and outstanding, respectively                                          574,000        127,000
   Shareholder note receivable                                                            (120,000)      (120,000)
   Accumulated deficit                                                                    (170,000)       (74,000)
                                                                                       -----------    -----------
            Total shareholders' equity                                                     484,000        293,000
                                                                                       -----------    -----------
                                                                                       $ 1,263,000    $   596,000
                                                                                       ===========    ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED JUNE 30, 1998 AND

        FOR THE PERIOD FROM INCEPTION (JANUARY 24, 1997) TO JUNE 30, 1997





                                             1998           1997
                                         -----------    -----------
NET REVENUES:
    Communications services              $ 5,293,000    $ 2,322,000
    Nutritional products                     526,000              0
    Marketing services                     1,172,000        369,000
                                         -----------    -----------
              Total net revenues           6,991,000      2,691,000
                                         -----------    -----------
COST OF SERVICES:
    Communications services                1,351,000        761,000
    Nutritional products                     294,000              0
    Marketing services                       431,000        255,000
                                         -----------    -----------
              Total cost of services       2,076,000      1,016,000
                                         -----------    -----------
GROSS MARGIN                               4,915,000      1,675,000
                                         -----------    -----------
OPERATING EXPENSES:
    Selling and marketing                  2,665,000      1,089,000
    General and administrative             2,344,000        660,000
                                         -----------    -----------
              Total operating expenses     5,009,000      1,749,000
                                         -----------    -----------
INTEREST EXPENSE                               2,000              0
                                         -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT               (96,000)       (74,000)

INCOME TAX BENEFIT                                 0              0
                                         -----------    -----------
NET LOSS                                 $   (96,000)   $   (74,000)
                                         ===========    ===========
BASIC AND DILUTED LOSS PER SHARE         $     (0.06)   $     (0.05)
                                         ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES AND
 SHARE EQUIVALENTS OUTSTANDING             1,571,187      1,571,187
                                         ===========    ===========




The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE YEAR ENDED JUNE 30, 1998 AND FOR

          THE PERIOD FROM INCEPTION (JANUARY 24, 1997) TO JUNE 30, 1997



                                         PREFERRED STOCK       COMMON STOCK          STOCK    SHAREHOLDER
                                      ------------------   --------------------- SUBSCRIPTION     NOTE     ACCUMULATED
                                      SHARES      AMOUNT      SHARES      AMOUNT    DEPOSITS   RECEIVABLE     DEFICIT      TOTAL
                                      ------   ---------   ---------   ---------   ---------   ----------  -----------  ---------
BALANCE, JANUARY 24, 1997 (INCEPTION)      0   $       0   $       0   $       0    $      0     $      0   $        0  $       0

    Issuance of common stock               0           0   1,299,992     127,000           0     (120,000)           0      7,000
    Stock subscription deposits            0           0           0           0     360,000            0            0    360,000
    Net loss                               0           0           0           0           0            0      (74,000)   (74,000)
                                      ------   ---------   ---------   ---------   ---------    ---------    ---------  ---------
BALANCE, JUNE 30, 1997                     0           0   1,299,992     127,000     360,000     (120,000)     (74,000)   293,000

    Issuance of preferred stock       36,359     200,000           0           0           0            0            0    200,000
    Issuance of common stock               0           0     271,195     447,000           0            0            0    447,000
    Stock subscription deposits            0           0           0           0    (360,000)           0            0   (360,000)
    Net loss                               0           0           0           0           0            0      (96,000)   (96,000)
                                      ------   ---------   ---------   ---------   ---------    ---------    ---------  ---------
BALANCE, JUNE 30, 1998                36,359   $ 200,000   1,571,187   $ 574,000   $       0    $(120,000)   $(170,000) $ 484,000
                                      ======   =========   =========   =========   =========    =========    =========  =========



The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED JUNE 30, 1998 AND FOR

          THE PERIOD FROM INCEPTION (JANUARY 24, 1997) TO JUNE 30, 1997



                                                                            1998         1997
                                                                         =========    =========
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (96,000)   $ (74,000)
                                                                         ---------    ---------
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                        176,000       54,000
      Changes in assets and liabilities:
      Communications receivables                                          (291,000)     (25,000)
      Inventories                                                          (33,000)    (185,000)
      Prepaid expenses                                                     (31,000)     (12,000)
      Other assets                                                          34,000      (43,000)
      Commissions payable                                                   59,000       42,000
      Accounts payable                                                      53,000      158,000
      Accrued compensation                                                 154,000            0
      Provision for sales returns                                           45,000            0
      Sales taxes payable                                                  130,000            0
      Accrued expenses                                                     (20,000)     103,000
      Deferred revenue                                                      55,000            0
                                                                         ---------    ---------
            Total adjustments                                              331,000       92,000
                                                                         ---------    ---------
            Net cash provided by operating activities                      235,000       18,000
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (115,000)     (99,000)
   Purchase of short-term investment                                             0      (10,000)
   Software development and organizational costs                           (70,000)    (241,000)
                                                                         ---------    ---------
            Net cash used in investing activities                         (185,000)    (350,000)
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock subscriptions                                             0      360,000
   Proceeds from issuance of common stock                                   87,000        7,000
   Proceeds from issuance of preferred stock                               200,000            0
                                                                         ---------    ---------
            Net cash provided by financing activities                      287,000      367,000
                                                                         ---------    ---------
NET INCREASE IN CASH                                                       337,000       35,000

CASH, BEGINNING OF YEAR                                                     35,000            0
                                                                         ---------    ---------
CASH, END OF YEAR                                                        $ 372,000    $  35,000
                                                                         =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash paid for interest                                                $   2,000    $       0
                                                                         =========    =========
   Cash paid for income taxes                                            $       0    $       0
                                                                         =========    =========
   Stock issued for note receivable                                      $       0    $ 120,000
                                                                         =========    =========



The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997



1.    ORGANIZATION AND PRESENTATION

      DESCRIPTION OF BUSINESS AND OPERATIONS

      Maxxis Group, Inc., a Georgia corporation, was incorporated on January 24, 1997 ("Inception") and is headquartered in Tucker, Georgia. Maxxis Group, Inc.'s principal business operations are carried out through its wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Telecom, Inc., which began operations in March 1997, and Maxxis Nutritional, Inc., which began operations in December 1997. Maxxis Group, Inc., together with its wholly owned subsidiaries (collectively referred to as the "Company"), was founded for the purpose of providing long-distance services, private label nutritional products, and other consumable products and services through a multilevel marketing system of independent associates ("IAs") to subscribers throughout the United States. The Company currently markets both long-distance services and value-added communications services, such as travel cards, prepaid phone cards, 800 service, and international telecommunications service, as well as private label nutritional products.

      The Company has a limited operating history, and its operations are subject to the risks inherent in the establishment of any new business. Since the Company has only recently made the transition to an operating company, the Company's ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional employees, and train and manage both current and new employees. Growth may place a significant strain on the Company's operational resources and systems, and failure to effectively manage this projected growth would have a material adverse effect on the Company's business.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      All significant intercompany balances and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION

      Communications services revenues consist of prepaid phone card sales to IAs. The Company purchases prepaid phone cards from an independent tariffed long-distance reseller (the "Reseller"). IAs purchase these prepaid phone cards from the Company. Revenues from the sale of these prepaid phone cards are recognized when the cards are sold to IAs, net of an estimate of sales returns for defective or unused cards. Active IAs have the right of return for defective or unused cards for up to 30 days after the date of purchase. IAs that terminate their relationship with the Company also have up to one year from the date of purchase to return cards that are unused and sealed in the original packaging, net of a restocking fee, for a refund.

      Communications services also consist of revenues generated from the Company's agreement with the Reseller that provides for the Company to receive a percentage of the gross long-distance revenues generated by the Company's customers, less billing adjustments. The Company recognizes long-distance revenues when services are provided by the Reseller, net of an estimate for billing adjustments. The Reseller assumes the risk of all bad debts. Amounts due to the Company related to this agreement are included in communications receivables in the accompanying consolidated balance sheets.

      Nutritional services revenues consist of sales of private label nutritional products manufactured by various suppliers and are recorded as products are shipped.

      Marketing services revenues primarily consist of receipts from IAs for application fees and purchases of distributor kits and sales aids, which include starter kits of forms, promotional brochures, marketing materials, and presentation materials.

      DEFERRED REVENUE

      Deferred revenue relates to an annual nonrefundable renewal fee assessed to IAs after their first year with the Company that provides IAs with the right to sell the Company's products and services. The Company recognizes this revenue on a straight-line basis over the IAs' renewal period.

      COST OF SERVICES

      Communications services costs primarily include the costs of purchasing prepaid phone cards from the Reseller.

      Nutritional services costs include the costs of purchasing nutritional products from third-party suppliers.

      Marketing services costs include the costs for printing and designing of associate applications, starter kits, and other sales aids.

      SELLING AND MARKETING EXPENSES

      Selling and marketing expenses primarily consist of commissions paid to IAs based on the sponsoring of new IAs and the sale of communication services and nutritional products.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses primarily consist of salary expense for the Company's customer service personnel, office staff, and executive personnel in addition to the cost of IAs support services and information systems services.

      CONCENTRATIONS OF CREDIT RISK

      The Company's customers are primarily residential and are not concentrated in any specific geographic region of the United States. The Company purchases its prepaid phone card services from the Reseller. Failure of the Reseller to provide quality services and customer support could have a material adverse effect on the Company's results of operations. The Company has an additional agreement with the Reseller to provide long-distance services, which if terminated or canceled may significantly impact the results of operations of the Company. While the Company believes it could contract with another long-distance reseller, the loss of revenues or potential disruption of services to customers may have a material effect on the Company's results of operations.

      The Company's success will depend heavily on its ability to attract, maintain, and motivate a large base of IAs who, in turn, sponsor customers and other IAs. The Company anticipates a significant turnover among IAs, which the Company believes is typical of direct selling. The Company has begun establishing its network of IAs; however, there can be no assurance that the Company will be successful in establishing a viable network of IAs.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      COMMUNICATIONS RECEIVABLES

      A summary of changes in the allowance for doubtful accounts for the year ended June 30, 1998 and the period from Inception to June 30, 1997 is as follows:


                                                 1998      1997
                                               -------   -------

                Balance, beginning of period   $     0   $     0
                    Provisions                  40,000         0
                    Recoveries                       0         0
                    Write-offs                       0         0
                                               -------   -------
                Balance, end of period         $40,000   $     0
                                               =======   =======



      INVENTORIES

      Inventories consist of the following as of June 30, 1998 and 1997:

                                          1998         1997
                                       ---------    ---------
                Prepaid phone cards    $  10,000    $  25,000
                Sales aids               158,000      160,000
                Nutritional products      76,000            0
                                       ---------    ---------
                                         244,000      185,000
                Less reserve             (26,000)           0
                                       ---------    ---------
                Inventory, net         $ 218,000    $ 185,000
                                       =========    =========


      Inventories are valued at the lower of purchased cost (determined on a first-in, first-out basis) or market.

      PROPERTY AND EQUIPMENT

      Property and equipment consist primarily of furniture and fixtures, office equipment, computer equipment, and leasehold improvements which are stated at cost and are depreciated using the straight-line method over the estimated useful lives of three to five years.

      INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that deferred income taxes be provided based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based on provisions of enacted tax laws (Note 4).

      ORGANIZATIONAL COSTS

      The Company capitalized certain organizational costs related to start-up activities and the legal formation of the Company. These costs were amortized over one year, and amortization expenses were $76,000 and $25,000 for the year ended June 30, 1998 and the period from Inception to June 30, 1997, respectively.

      CAPITALIZED SOFTWARE DEVELOPMENT COSTS

      Certain software development costs pertaining to a software application which is used internally for processing applications and customer service have been capitalized as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. These software development costs are amortized over an estimated useful life of three years, and amortization expenses were $62,000 and $21,000 for the year ended June 30, 1998 and the period from Inception to June 30, 1997, respectively.

      OTHER ASSETS

      Other assets include security deposits for lease obligations.

      SHORT-TERM INVESTMENT

      The short-term investment is a certificate of deposit recorded at cost, which approximates the estimated fair value and matures in May 1999.

      LOSS PER SHARE

      In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") which the Company adopted for the year ended June 30, 1998. Basic net EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding as computed under the requirements of Staff Accounting

      Bulletin 83. As a result, all shares issued prior to the Company's completion of its registration statement have been included as outstanding since Inception (Note 6). No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding.

      All prior period EPS amounts have been restated to conform to the provisions of SFAS No. 128.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.


3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at June 30, 1998 and 1997:

                                                   1998         1997
                                                ---------    ---------
                Computer equipment              $ 154,000    $  67,000
                Furniture and fixtures             42,000       28,000
                Leasehold improvements             13,000            0
                Office equipment                    5,000        4,000
                                                ---------    ---------
                                                  214,000       99,000
                Less accumulated depreciation     (45,000)      (7,000)
                                                ---------    ---------
                Property and equipment, net     $ 169,000    $  92,000
                                                =========    =========



4.    INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities are as follows at June 30, 1998 and 1997:


                                            1998        1997
                                          --------    --------

                Property and equipment    $  2,000    $      0
                Organizational costs        23,000           0
                Net operating losses        35,000      27,000
                Valuation allowance        (60,000)    (27,000)
                                          --------    --------
                Net deferred tax assets   $      0    $      0
                                          ========    ========

      Based on uncertainties associated with the future realization of deferred tax assets, the Company established a valuation allowance of $60,000 and $27,000 at June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, the Company had net operating loss carryforwards of approximately $90,000 and $70,000, respectively, which will begin expiring in the year 2012 unless previously utilized.

      A reconciliation of the benefit for income taxes at the statutory federal income tax rate to the Company's tax benefit as reported in the accompanying statements of operations is stated below:


                                                           1998        1997
                                                         --------    --------
                Tax benefit computed at statutory rate   $(33,000)   $(25,000)
                State income taxes                         (4,000)     (3,000)
                Nondeductible expenses                      4,000       1,000
                Change in valuation allowance              33,000      27,000
                                                         --------    --------
                Income tax benefit                       $      0    $      0
                                                         ========    ========




5.    TRANSACTIONS WITH AFFILIATES

      The Company had significant transactions with IS 14, Inc. ("IS 14"), which was affiliated through common ownership during 1997. IS 14 provided funding for certain expenses incurred by the Company, and all amounts have been repaid as of June 30, 1997. In addition, the Company paid to IS 14, in consideration for marketing support, a fee equivalent to a percentage of revenues totaling $184,000 for the period from Inception to June 30, 1997 which is included in selling and marketing expense in the accompanying consolidated statements of operations. Amounts due to IS 14 related to this fee and included in commissions payable in the accompanying consolidated balance sheets totaled $9,000 at June 30, 1997.


6.    SHAREHOLDERS' EQUITY

      Effective February 17, 1998, the Company declared a 1 for 11 reverse stock split for all classes of common stock. The Company also effected a plan of reorganization pursuant to which each outstanding share of Class A common stock and Class B common stock was converted into one share of common stock ("Common Stock"). All share, per share, and weighted average share information in the financial statements has been restated for this stock split and reorganization.

      In February 1997, the Company sold 1,227,265 shares of Common Stock to the founders of the Company at $.006 per share. In May 1997, the Company sold 72,727 shares of Common Stock to an executive officer for $1.65 per share and accepted as payment a $120,000 note receivable from an affiliate of that individual due on the earlier of (i) May 1, 2002 or (ii) the closing of an underwritten initial public offering with aggregate net proceeds of at least $5 million. The note is guaranteed by the executive officer, bears interest at 8.75% per year, compounded annually, and is classified as a shareholder note receivable in the shareholders' equity section of the consolidated balance sheets.

      The Company and certain of its shareholders have entered into a shareholders' agreement whereby the shareholders agreed to certain restrictions on the transfer or other disposition of the shares of Common Stock held by each holder. In the event a shareholder intends to transfer his or her Common Stock to a nonpermitted transferee, the Company and the remaining shareholders have a right of first refusal to purchase the transferring shareholder's Common Stock at fair market value. In addition, if the Company terminates a shareholder's employment or engagement as a sales representative or consultant for cause, the Company shall have the right to repurchase, at fair market value, an amount of the shareholder's Common Stock which starts at 100% and declines 20% per year for each completed year of service with the Company. If the right of first refusal or the Company's right to purchase is exercised, these provisions could have the effect of further concentrating the stock ownership and voting power of the Company.

      Additionally, in August 1997, the Company completed a private placement offering for shares of Common Stock at a price of $1.65 per share. Potential investors were required to complete subscription agreements for the Common Stock and submit cash at the date of subscription. The Company reserved the right to reject a subscription and refund amounts to a subscriber at any time prior to the acceptance of the subscription. At June 30, 1997, the Company had received paid subscriptions for 218,181 shares of Common Stock. However, since these subscriptions had not yet been accepted by the Company and no shares had been issued as of June 30, 1997, amounts received from subscribers are included in stock subscription deposits in the accompanying balance sheet at June 30, 1997. Subsequent to June 30, 1997, the Company accepted these subscriptions and additional subscriptions for 53,014 shares of the Common Stock.

      On November 26, 1997, the Company entered into a promissory note (the "Note") agreement with various lenders for an aggregate principal amount up to $200,000, which was secured primarily by the assets of the Company. The Note accrued interest at 10%, payable monthly beginning on January 1, 1998, and the principal was due on demand. On March 23, 1998, the Note was exchanged for 36,359 shares of the Company's Series A nonvoting convertible preferred stock ("Series A Preferred Stock" or "Series A") and warrants (the "Warrants") to purchase 36,359 shares of the Company's Common Stock. The Warrants are exercisable 14 months after the issuance date and provide the right to purchase Common Stock at $5.50 per share. The Warrants expire seven years after the date of issuance.

      In February 1998, the Company amended and restated its articles of incorporation such that the Company is authorized to issue 20,000,000 and 10,000,000 shares of no par value Common Stock and nonvoting preferred stock (the "Preferred Stock"), respectively. 100,000 shares of the Company's Preferred Stock have been designated as Series A. The Series A Preferred Stock has a liquidation preference of $5.50 per share (as adjusted for any combinations, consolidations, stock distributions, or stock dividends with respect to such shares) plus all declared or accumulated but unpaid dividends. The Series A shareholders have the right to convert each share into shares of Common Stock, pursuant to the articles of incorporation, at any time beginning 14 months after the date of issuance. As of June 30, 1998, all outstanding shares of the Preferred Stock were Series A.


7.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company leases certain office equipment and office space under operating leases. Total rental expenses for the year ended June 30, 1998 and the period from Inception to June 30, 1997 were approximately $84,000 and $45,000, respectively.

      Minimum lease payments under noncancelable leases for the years subsequent to June 30, 1998 are as follows:


                         1999                                                           $123,000
                         2000                                                            101,000
                         2001                                                            111,000
                         2002                                                                  0
                         2003 and thereafter                                                   0
                                                                                        --------
                                                                                        $335,000
                                                                                        ========


      LITIGATION

      The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

      EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain executive officers (the "Employment Agreements"). Generally, the Employment Agreements provide for a minimum weekly salary. In addition, the employee may participate in a bonus program and shall be eligible to receive quarterly or annual payments of a performance bonus based on the achievement of targeted levels of performance and such other criteria as the board of directors shall establish from time to time. The chief executive officer's Employment Agreement provided for an additional bonus payment on July 1, 1998. All unpaid bonuses are included in accrued compensation in the accompanying consolidated balance sheets.

      Each of the Employment Agreements has a term of one year, and the term renews daily until either party fixes the remaining term at one year by giving written notice. The Company can terminate each employee upon death or disability (as defined in the Employee Agreements) or with or without cause upon delivery of a notice of termination. If the employee is terminated because of death, disability, or cause, the employee will receive any accrued compensation through the termination date and any accrued performance bonus, unless the employee is terminated for cause. If the employee is terminated without cause, the Company shall pay the employee severance payments equal to his/her minimum base salary for each week during the six-month period following the termination date. If the employee is a director or officer of the Company or any of its affiliates, the employee shall tender his/her resignation to such positions effective as of the termination date.

      Under the Employment Agreements, each employee agrees to maintain the confidentiality of the Company's trade secrets and confidential business information. The employee also agrees for a period of one year following the termination date if he/she is terminated or resigns for any reason not to compete with or solicit employees or customers of the Company or any of its affiliates within a 30-mile radius of the Company's corporate offices, provided that if the employee is terminated without cause, the noncompete period shall be six months.

      RELATIONSHIP WITH IAS

      Because IAs are classified as independent contractors and not as employees of the Company, the Company is unable to provide them with the same level of direction and oversight as company employees. While the Company has policies and rules in place governing the business conduct of

      IAs and intends to review periodically the sales tactics of the IAs, it may be difficult to enforce such policies and rules. Violation of these policies and rules might reflect negatively on the Company and may lead to complaints to or by various federal and state regulatory authorities. Violation of the Company's policies and rules could subject the Company and its long-distance provider to complaints regarding the unauthorized switching of subscribers' long-distance carriers (also known in the industry as "slamming"). Such complaints could have a material adverse effect on the Company's business, financial condition, and results of operations.

      REGULATION OF NETWORK MARKETING; EFFECT OF STATE LAWS

      The Company's network marketing system is subject to or affected by extensive government regulation, including, without limitation, federal and state regulations governing the offer and sale of business franchises, business opportunities, and securities. Various governmental agencies monitor direct selling activities, and the Company could be required to supply information regarding its marketing plan to such agencies. Although the Company believes that its network marketing system is in material compliance with the laws and regulations relating to direct selling activities, there can be no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's business, financial condition, and results of operations. The Company could also be found to be in noncompliance with existing statutes or regulations as a result of, among other things, misconduct by IAs, who are considered independent contractors over whom the Company has limited control; the ambiguous nature of certain of the regulations; and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that the Company or the IAs are not in compliance with existing statutes or regulations could have a material adverse effect on the Company's business, financial condition, and results of operations. An adverse determination by any one state on any regulatory matter could influence the decisions of regulatory authorities in other jurisdictions.


8.    SALES REPRESENTATIVE AGREEMENTS

      The Company has entered into sales representative agreements (collectively, the "Sales Representative Agreements") with ten independent sales representatives. The Sales Representative Agreements provide for a minimum weekly salary, and each sales representative shall be eligible to receive quarterly payments of a performance bonus based on the achievement of targeted levels of performance. Unpaid bonuses are included in accrued compensation in the accompanying consolidated balance sheets. Each sales representative is an independent contractor, and the Company does not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

      Each of the Sales Representative Agreements has a term of one year, and the term renews daily until either party fixes the remaining term at one year by giving written notice. The Company can terminate each sales representative upon death or disability (as defined in the Sales Representative Agreements) or with or without cause upon delivery to the sales representative of a notice of termination. If a sales representative is terminated, the sales representative will receive any accrued fees through the termination date and any accrued performance bonus, unless the sales representative is terminated for cause. If the sales representative is a director or officer of the Company or any of its affiliates, the sales representative shall tender his resignation to such positions effective as of the termination date. Under the Sales Representative Agreements, each sales representative agrees to maintain the confidentiality of the Company's trade secrets and confidential business information.