Form 10-Q
period 1998-09-30
MAXXIS GROUP INC
filed 1998-11-12
CIK 1045703

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______ , 19__.

                        Commission File Number: 333-38623

                           -------------------------

                               MAXXIS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                     GEORGIA                                      22-78241
           (State or other jurisdiction                       (I.R.S. Employer
        of incorporation or organization)                    Identification No.)


  1901 MONTREAL ROAD, SUITE 108, TUCKER, GEORGIA                   30084
      (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (770) 696-6343



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at November 11, 1998

      Common Stock, no par value                              1,571,187



================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                            PAGE
                                                                                                            ----
PART I                          FINANCIAL INFORMATION

               Item 1.          Financial Statements...............................................          3

                                Condensed Consolidated Balance Sheets as of
                                September 30, 1998 (Unaudited) and June 30, 1998...................          3

                                Condensed Consolidated Statements of Operations for the
                                Three Months ended September 30, 1998 and 1997 (Unaudited).........          4

                                Condensed Consolidated Statements of Cash Flows for the
                                Three Months ended September 30, 1998 and 1997 (Unaudited).........          5

                                Notes to Condensed Consolidated Financial
                                Statements (Unaudited).............................................          6

               Item 2.          Management's Discussion and Analysis of Financial
                                Condition and Results of Operations................................          7

               Item 3.          Quantitative and Qualitative Disclosure About
                                Market Risks.......................................................         12

PART II                         OTHER INFORMATION

               Item 1.          Legal Proceedings..................................................         12

               Item 4.          Submission of Matters to a Vote of Security Holders................         12

               Item 5.          Other Information..................................................         13

               Item 6.          Exhibits and Reports on Form 8-K...................................         14

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30, 1998       JUNE 30, 1998
                                                                       ------------------      ---------------
                                                                         (UNAUDITED)
                               ASSETS
Current assets:
   Cash ..............................................................    $  803,000            $  372,000
   Short-term investments ............................................        10,000                10,000
   Communications receivable, net of allowance for
     doubtful accounts of $40,000 ....................................       475,000               316,000
   Inventories, net ..................................................       725,000               218,000
   Prepaid expenses ..................................................       214,000                43,000
   Other current assets ..............................................        26,000                    --
                                                                          ----------            ----------
     Total current assets ............................................     2,253,000               959,000

Property and equipment, net ..........................................     5,950,000               169,000
Capitalized software development costs, net ..........................       191,000               126,000
Other assets .........................................................       237,000                 9,000
                                                                          ----------            ----------
         Total assets ................................................    $8,631,000            $1,263,000
                                                                          ==========            ==========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................    $  691,000            $  211,000
   Commissions payable ...............................................       154,000               101,000
   Taxes payable .....................................................       572,000               130,000
   Current maturities of long-term capital lease obligations .........       392,000                    --
   Accrued liabilities ...............................................       403,000               282,000
   Deferred revenue ..................................................       489,000                55,000
                                                                          ----------            ----------
     Total current liabilities .......................................     2,701,000               779,000

Long-term capital lease obligations ..................................     4,866,000                    --

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     100,000 shares designated as Series A Convertible Preferred
     Stock of which 36,359 shares are issued and outstanding .........       200,000               200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,571,187 shares issued and outstanding .........................       574,000               574,000

   Shareholder note receivable .......................................      (120,000)             (120,000)
   Accumulated earnings (deficit) ....................................       410,000              (170,000)
                                                                          ----------            ----------
     Total shareholders' equity ......................................     1,064,000               484,000
                                                                          ----------            ----------
         Total liabilities and shareholders' equity ..................    $8,631,000            $1,263,000
                                                                          ==========            ==========


  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                               1998                   1997
                                                                          ----------------       ----------------
Net revenues:
   Communications services ...........................................    $3,686,000                 $1,465,000
   Nutritional products ..............................................       375,000                         --
   Marketing services ................................................     1,042,000                    353,000
                                                                          ----------                 ----------
     Total net revenues ..............................................     5,103,000                  1,818,000
                                                                          ----------                 ----------
Cost of services:
   Communications services ...........................................       706,000                    438,000
   Nutritional products ..............................................       202,000                         --
   Marketing services ................................................       552,000                    101,000
                                                                          ----------                 ----------
     Total cost of services ..........................................     1,460,000                    539,000
                                                                          ----------                 ----------
Gross margin .........................................................     3,643,000                  1,279,000
                                                                          ----------                 ----------
Operating expenses:
   Selling and marketing .............................................     2,005,000                    716,000
   General and administrative ........................................       778,000                    597,000
                                                                          ----------                 ----------
     Total operating expenses ........................................     2,783,000                  1,313,000
                                                                          ----------                 ----------
Operating income (loss) ..............................................       860,000                    (34,000)
                                                                          ----------                 ----------
Income (loss) before income taxes ....................................       860,000                    (34,000)
Provision for income taxes ...........................................       280,000                         --
                                                                          ----------                 ----------
Net income (loss) ....................................................    $  580,000                 $  (34,000)
                                                                          ==========                 ==========
Income (loss) per share:
   Basic .............................................................    $     0.37                 $    (0.02)
                                                                          ==========                 ==========
   Diluted ...........................................................    $     0.36                 $    (0.02)
                                                                          ==========                 ==========

Weighted average number of shares outstanding:
   Basic .............................................................     1,571,187                  1,571,187
                                                                          ==========                 ==========
   Diluted ...........................................................     1,607,546                  1,571,187
                                                                          ==========                 ==========



  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................    $  580,000          $  (34,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................       107,000              50,000
     Changes in assets and liabilities:
       Communications receivables ....................................      (159,000)           (100,000)
       Inventories ...................................................      (507,000)            (49,000)
       Prepaid expenses ..............................................      (171,000)            (10,000)
       Other assets ..................................................       (26,000)             23,000
       Accounts payable ..............................................       480,000             133,000
       Commissions payable ...........................................        53,000              15,000
       Taxes payable .................................................       442,000                  --
       Accrued liabilities ...........................................       121,000              42,000
       Deferred revenue ..............................................       434,000                  --
                                                                          ----------          ----------
         Total adjustments ...........................................       774,000             104,000
                                                                          ----------          ----------
              Net cash provided by operating activities ..............     1,354,000              70,000
                                                                          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures ..............................................       (41,000)            (75,000)
   Software development costs ........................................      (153,000)            (48,000)
                                                                          ----------          ----------
              Net cash used by investing activities ..................      (194,000)           (123,000)
                                                                          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from (for) issuance of common stock ...........      (228,000)             87,000
   Payments on capital lease obligations .............................      (501,000)                 --
                                                                          ----------          ----------
              Net cash provided (used) by financing activities .......      (729,000)             87,000
                                                                          ----------          ----------
NET INCREASE IN CASH EQUIVALENTS .....................................       431,000              34,000
CASH AND CASH EQUIVALENTS, beginning of the period ...................       372,000              35,000
                                                                          ----------          ----------
CASH AND CASH EQUIVALENTS, end of the period .........................    $  803,000          $   69,000
                                                                          ==========          ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Capital lease obligations incurred ................................    $5,759,000          $       --
                                                                          ==========          ==========



  The accompanying notes are an integral part of these consolidated statements.

                               MAXXIS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND PRESENTATION

      Maxxis Group, Inc., a Georgia corporation (the "Company"), was incorporated on January 24, 1997 and is headquartered in Tucker, Georgia. The Company's principal business operations are carried out through its wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Communications, Inc., each of which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in November 1997. The Company was founded for the purpose of providing long-distance services, private label nutritional products, and other services and consumable products through a multilevel marketing system of independent associates ("IAs"). The Company's IAs currently market communications and Internet services and nutritional and health enhancement products.

      The Company has a limited operating history, and its operations are subject to the risks inherent in the establishment of any new business. Since the Company has only recently made the transition to an operating company, the Company's ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional IAs, and train and manage both current and new IAs. Continued growth would place a significant strain on the Company's operational resources and systems, and failure to effectively manage any such growth would have a material adverse effect on the Company's business, financial condition and results of operations.

2.    UNAUDITED INTERIM FINANCIAL STATEMENTS

      In the opinion of management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of the Company's operations and its cash flows for the three-month periods ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.    INVENTORIES

      Inventories consist of the following:

                                                                SEPTEMBER 30,         JUNE 30,
                                                                    1998               1998
                                                                -------------        ----------
         Prepaid phone cards                                      $ 74,000            $ 10,000
         Sales aids                                                263,000             158,000
         Nutritional products                                      388,000              76,000
                                                                  --------            --------
                                                                  $725,000            $218,000
                                                                  ========            ========

1.    CAPITAL LEASE OBLIGATIONS

      On September 29, 1998, the Company entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the September 30, 1998 consolidated balance sheet at a fair market value of approximately $5,759,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Maxxis Group, Inc., a Georgia corporation ("Maxxis" or the "Company"), markets communications and Internet services and nutritional and health enhancement products in the United States through its multi-level network marketing system of "independent associates," or "IAs." The Company operates through its subsidiaries: Maxxis 2000, Inc. ("Maxxis 2000"); Maxxis Communications, Inc. (formerly known as Maxxis Telecom, Inc., "Maxxis Communications"); and Maxxis Nutritionals, Inc. (formerly known as Maxxis Nutritional, Inc., "Maxxis Nutritionals").

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

         The Company has built a customer base without committing capital or management resources to construct its own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by the Company's IAs. Maxxis Communications obtains telecommunications services and purchases time for its prepaid 1 hour, 30 minute and 10 minute phone cards from CRC. In September 1998, the Company entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. The Company is currently in the process of filing tariffs and applying for the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. In 1999, Maxxis intends to migrate its long distance customers from CRC's network to the Maxxis Switch and intends to sell additional network capacity, to the extent available, to third parties.

         In November 1997, the Company began marketing several private label dietary supplements to its customers and IAs. Recently, the Company began marketing additional nutritional and health enhancement products that are manufactured by various suppliers. In September 1998, the Company began providing Internet access and Web-page development and hosting services. Internet access is provided by Maxxis Communications through its agreement with InteReach Internet Services, LLC, and Web-page development and hosting services are provided by Maxxis Communications.

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

         The Company derives revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: sales of prepaid phone cards to the Company's IAs; commissions from the Company's agreement with CRC whereby the Company receives a percentage of the long distance billings received by CRC from the customers originated by the Company's IAs, net of allowances for bad debts and billing adjustments; and subscription fees from the Company's Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees from the local exchange carriers, there is generally a delay of up to three to four months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that the Company begins to receive commissions from such customer's usage. In the future, the Company believes that commissions generated on the sales of 1-Plus long distance services will constitute an increasing percentage of its total revenues.

         Nutritional products revenues include sales of private-label nutritional products to the Company's IAs. Recently, the Company began marketing new health enhancement products and additional nutritional products, including a weight management program and skin care system. Marketing services revenues include application fees from IAs and purchases of sales aids by IAs, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. Marketing services revenues also include training fees paid by senior associates and "managing directors" or "MDs." To become an IA, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit for $99. IAs also pay an annual non-refundable fee in order to maintain their status as an IA, which fee the Company amortizes over the renewal period. To become an MD, a senior associate, director or regional director must attend a Company approved training school. The fee to attend the training school is currently $99, and MDs must attend continuing education training schools each year which also are subject to a fee. The training fees are recognized at the time the training is received. The Company does not receive any fees from IAs for the training provided by MDs or national training directors.

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of purchasing activated prepaid phone cards. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) usage of long distance services by customers; (ii) sales of products to new IAs sponsored into the Company; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support the Company's operations and growth.

         The Company has a limited operating history, and its operations are subject to the risks inherent in the establishment of any new business. The Company expects that it will incur substantial initial expenses, and there can be no assurance that the Company will maintain profitability. If the Company continues to grow rapidly, the Company will be required to continually expand and modify its operational and financial systems, add additional IAs and new customers, and train and manage both current and new employees and IAs. Such rapid growth would place a significant strain on the Company's operational resources and systems, and the failure to effectively manage any such growth could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ------------------------------
                                                                       1998                1997
                                                                     ----------          ----------
Net revenues:
   Communications services .................................                 72%                 81%
   Nutritional products ....................................                  7                  --
   Marketing services ......................................                 21                  19
                                                                     ----------          ----------
     Total net revenues ....................................                100%                100%
                                                                     ==========          ==========

Cost of services:
   Communications services .................................                 14%                 24%
   Nutritional products ....................................                  4                  --
   Marketing services ......................................                 11                   6
                                                                     ----------          ----------
     Total cost of services ................................                 29                  30

Operating expenses:
   Selling and marketing ...................................                 39                  39
   General and administrative ..............................                 15                  33
                                                                     ----------          ----------
     Total operating expenses ..............................                 54%                 72%
                                                                     ==========          ==========

 THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues increased $3.3 million, or 181%, to $5.1 million for the three months ended September 30, 1998 from $1.8 million for the same period in 1997. The increase in total net revenues was primarily due to the growth in the number of IAs enrolled in the Maxxis marketing network.

         Communications services revenues increased $2.2 million, or 152%, to $3.7 million for the three months ended September 30, 1998 from $1.5 million for the same period in 1997. This increase was primarily due to increased phone card sales to the Company's IAs and increased long distance telephone commissions resulting from the Company's larger communications customer base.

         Nutritional products revenues were $375,000 for the three months ended September 30, 1998. Because the Company did not begin selling nutritional products until November 1997, there were no nutritional products revenues for the three months ended September 30, 1997.

         Marketing services revenues increased $689,000, or 195%, to $1.0 million for the three months ended September 30, 1998 from $353,000 for the same period in 1997. This increase was due to the growth in the numbers of IAs, the increased attendance of the IAs at the Company's training schools and the increased sales of promotional items and sales aids.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended September 30, 1998 was $1.5 million, or 29% of total net revenues, as compared to $539,000, or 30% of total net revenues, for the same period in 1997. The decline in total cost of services as a percentage of total net revenues resulted from the improvement in communications services margins which was partially offset by declines in marketing services margins.

         Communications services cost was $706,000, or 14% of total net revenues, for the three months ended September 30, 1998, as compared to $438,000, or 24% of total net revenues, for the same period in 1997. This decrease as a percentage of total net revenues was due mainly to the increase in long distance usage commissions and access fees. Nutritional products cost was $202,000, or 4% of total net revenues, for the three months ended September 30, 1998. Marketing services cost was $552,000, or 11% of total net revenues, for the three months ended September 30, 1998 as compared to $101,000, or 6% of total net revenues, for the same period in 1997. The increase as a percentage of total net revenues was primarily due to higher costs associated with the Company's 1998 annual summit meeting.

         Gross Margin. Gross margin increased to $3.6 million for the three months ended September 30, 1998 from $1.3 million for the same period in 1997. As a percentage of total net revenues, gross margin improved to 71% from 70% over those respective periods.

         Operating Expenses. For the three months ended September 30, 1998, selling and marketing expenses were $2.0 million, or 39% of total net revenues, as compared with $716,000, or 39% of total net revenues, for the same period in 1997. General and administrative expenses were $778,000, or 15% of total net revenues, for the three months ended September 30, 1998, as compared to $597,000, or 33% of total net revenues, for the same period in 1997. The decrease in general and administrative expenses as a percentage of total net revenues reflects economies of scale in connection with the Company's growth. Primarily as a result of the Company's lower general and administrative expenses as a percentage of net revenues, total operating expenses declined to 54% of net revenues for the three months ended September 30, 1998 from 72% for the same period in 1997.

         Net Income. Net income for the three months ended September 30, 1998 was $582,000 for the three months ended September 30, 1998 as compared to a net loss of $34,000 for the same period in 1997. The increase in net income reflects an increase in total net revenues, improved margins on communications services and a decline in general and administrative expenses relative to total net revenues.

         Income Taxes. As a result of the Company's recent profitability, provision for income taxes was $280,000 for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On September 29, 1998, the Company entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 begin in January 1999 and will continue for a period of five years.

         During the three months ended September 30, 1998, cash provided by operating activities was $1.4 million, as compared to $70,000 for the same period in 1997. Operating activities for the three months ended September 30, 1998 included $580,000 of net income, $107,000 of depreciation and amortization and $774,000 related to changes in assets and liabilities.

         Cash used in investing activities was $194,000 for the three months ended September 30, 1998, as compared to $123,000 for the same period in 1997. Investing activities for the three months ended September 30, 1998 consisted primarily of capital expenditures totaling $41,000 and software development costs of $153,000.

         Cash used by financing activities was $729,000 for the three months ended September 30, 1998, as compared to cash provided by financing activities of $87,000 for the same period in 1997. Financing activities for the three months ended September 30, 1998 consisted of $228,000 paid by the Company to third parties in connection with the preparation of the Company's registration statement on Form S-1 and payments on capital lease obligations of $501,000.

         As of September 30, 1998, the Company had cash of $803,000 and a working capital deficit of $448,000 as compared to cash of $372,000 and working capital of $180,000 as of June 30, 1998.

         The Company anticipates that cash generated from operations, together with proceeds from its ongoing equity offering, will be sufficient to meet the Company's capital requirements for the next 12 months. However, if the Company does not receive sufficient funds from its operations and equity offering to fund its operations, the Company may need to raise additional capital. In addition, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources and could require the Company to raise additional capital. The Company may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, lines of credit and private equity and debt financings. The Company's cash and financing needs for fiscal 1999 and beyond will be dependent on the Company's level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. The Company believes that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through its IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze the Company's growing multi-level network marketing system. The Company has not identified financing sources to fund such cash needs in fiscal 1999 and beyond. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

         The Company's business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network communications are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), the Company could experience significant system failures or errors, which could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company has not yet begun to review its computerized information and non-information systems to identify internal accounting programs and operating systems (collectively, "Systems") that might malfunction due to a misidentification of the Year 2000. Although the Company has not yet undertaken a review of its Systems, it believes that its Systems are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without material costs or delays. However, there can be no assurances that these Systems are Year 2000 compliant. In addition, as its review is in the early stages of assessment, Maxxis cannot predict whether significant problems will be identified with its Systems. Therefore, the Company has not yet determined the extent of contingency planning that may be required. The Company may not be able to develop, implement or test remediation or contingency plans with such Year 2000 problems or may find that the costs of these plans exceed current expectations. If the Company fails to satisfactorily resolve Year 2000 issues related to its Services in a timely manner, it could be exposed to liability from third parties.

         Furthermore, Maxxis has only made limited inquiries of third party providers of products and systems used in its business and at its offices or on the systems used by its IAs or other third parties. The Company has contacted one provider of software used in Maxxis' operations and has received assurances from this provider that its software is capable of addressing the Year 2000 issue. There can be no assurance, however, that any or all of the products and services used and relied upon by the Company are Year 2000 compliant. Maxxis believes that if its providers, IAs or other third parties do not successfully address Year 2000 issues in their operations, the Company's operations may be interrupted, hindered or delayed which could cause a material adverse effect on the Company's business, financial condition and results of operations. Maxxis further believes that CRC, its IAs and other third parties may be in the preliminary stages of analyzing their software and systems to address the Year 2000 issue. Therefore, the Company does not believe it is possible to accurately analyze or predict possible "worst-case" scenarios related to the Year 2000 issue and the potential impact on the Company's business if any of these parties fail to adequately address the Year 2000 issue. The Company has not developed a contingency plan for Year 2000 problems experienced by CRC, its IAs or other third parties. Thus, the Company believes it is impossible to estimate the potential expenses involved with a large scale failure of CRC, the Company's IAs or other third parties to resolve their Year 2000 issues. The Company can provide no assurance that it will not suffer business interruptions, either because of its own Year 2000 problems or those of CRC, its IAs and other third parties whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations, including those related to Year 2000 issues; (iii) the Company's growth and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of potential litigation and investigations concerning the Company. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital; risks associated with meeting lease obligations and obtaining necessary regulatory approvals in connection with the Maxxis Switch; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the Company's business; changes in operating expenses or the failure of operating expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving potential litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration number (333-38623), as declared effective by the Commission on June 15, 1998.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property subject to, any material legal proceedings. The Company may be subject from time to time to legal proceedings that arise out of the Company's business operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1998 Annual Meeting of the shareholders of the Company was held on October 1, 1998 to: (i) elect three directors to serve on the Company's Board of Directors, each for a three-year term; (ii) consider and vote upon the proposed Maxxis Group, Inc. 1998 Stock Option Plan (the "Option Plan"); and (iii) ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending June 30, 1999.

         Election of Directors. The shareholders were asked to elect Ivey J. Stokes, Thomas O. Cordy and Alvin Curry to the Company's Board of Directors, each for a three-year term. 1,278,170 votes were cast for the election of Messrs. Stokes, Cordy and Curry, and no votes were cast against. There were no abstentions. In addition to the foregoing, the following persons continue to serve as directors: Larry W. Gates, II; Charles P. Bernstein; Robert J. Glover, Jr.; Terry Harris; and Philip E. Lundquist.

         Option Plan. The shareholders were asked to consider and vote upon the approval of the Option Plan which was adopted by the Board of Directors on September 16, 1998, subject to shareholder approval. The Option Plan permits the Company to grant options to purchase shares of the Company's common stock, no par value ("Common Stock"), to officers, directors, key employees, advisors and consultants of the Company. The purpose of the Option Plan is to advance the interests of the Company, its subsidiaries and its shareholders by affording certain employees and directors of the Company and its subsidiaries, as well as key consultants and advisors to the Company or any subsidiary, an opportunity to acquire or increase their proprietary interests in the Company. The aggregate number of shares of Common Stock reserved for the issuance of options under the Option Plan will be 300,000 shares, subject to adjustment in accordance with the Option Plan. 1,278,170 votes were cast for the adoption of the Option Plan, and no votes were cast against. There were no abstentions.

         Accountants. The shareholders were asked to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending June 30, 1999. 1,278,170 votes were cast for the ratification of Arthur Andersen LLP, and no votes were cast against. There were no abstentions.


ITEM 5.    OTHER INFORMATION

         On October 31, 1998, James W. Brown resigned from the Company's Board of Directors and as Executive Vice President and Secretary of the Company. The Board of Directors has not yet appointed a new director to fill his vacancy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

Exhibit
Number            Exhibit Description
------            -------------------
10.1              Software Purchase Agreement between UsefulWare Incorporated and the Company dated as of August 13, 1998.*

10.2              Asset Purchase Agreement by and among Cherry Communications
                  Incorporated ("Cherry"), World Access, Inc. ("World Access") and the Company dated as of September 29, 1998.

10.3              Promissory Note by the Company in favor of Cherry dated
                  September 29, 1998.

10.4 Security Agreement between the Company and World Access dated as of September 29, 1998.

10.5              Software License Agreement between Alcatel USA Marketing, Inc.
                  and the Company dated as of September 29, 1998.

10.6              Sublease between Cherry and the Company dated as of September
                  30, 1998.

10.7 Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998 (World Access).

10.8 Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998 (NACT
                  Telecommunications, Inc.).

10.9 Employment Agreement between Daniel McDonough and the Company dated as of October 13, 1998.

27                Financial Data Schedule (for SEC use only).

---------------------------------

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Exchange Act. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Commission.

         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAXXIS GROUP, INC.



November 12, 1998                /s/ Thomas O. Cordy
                                 -----------------------------------
                                 Thomas O. Cordy
                                 President and Chief Executive Officer
                                 (Principal executive officer)


November 12, 1998                /s/ Daniel McDonough
                                 -----------------------------------
                                 Daniel McDonough
                                 Chief Financial Officer
                                 (Principal financial and accounting officer)