Form 10-Q
period 1998-12-31
MAXXIS GROUP INC
filed 1999-02-16
CIK 1045703

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____, 19__.

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

           Class                            Outstanding at February 16, 1999
Common Stock, no par value                             1,571,187


================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                           PAGE
PART I                          FINANCIAL INFORMATION

               Item 1.          Financial Statements................................................          3

                                Condensed Consolidated Balance Sheets as of
                                December 31, 1998 (Unaudited) and June 30, 1998.....................          3

                                Condensed Consolidated Statements of Operations for the
                                Three Months and Six Months ended December 31, 1998
                                and 1997 (Unaudited)................................................          4

                                Condensed Consolidated Statements of Cash Flows for the
                                Six Months ended December 31, 1998 and 1997 (Unaudited).............          5

                                Notes to Condensed Consolidated Financial
                                Statements (Unaudited)..............................................          6

               Item 2.          Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.................................          8

               Item 3.          Quantitative and Qualitative Disclosure About
                                Market Risks........................................................         14

PART II                         OTHER INFORMATION

               Item 1.          Legal Proceedings...................................................         15

               Item 6.          Exhibits and Reports on Form 8-K....................................         15

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31, 1998         JUNE 30, 1998
                                                                         ------------------       ----------------
                                                                            (UNAUDITED)
                               ASSETS
Current assets:
   Cash............................................................      $          419,000       $        372,000
   Short-term investments..........................................                  10,000                 10,000
   Communications receivable, net of allowance for
     doubtful accounts of $40,000..................................                 696,000                316,000
   Inventories, net................................................                 553,000                218,000
   Prepaid expenses................................................                  24,000                 43,000
   Other current assets............................................                  28,000                     --
                                                                         ------------------       ----------------
     Total current assets..........................................               1,730,000                959,000

Property and equipment, net........................................               6,088,000                169,000
Capitalized software development costs, net........................                 184,000                126,000
Investments........................................................                 100,000
Other assets.......................................................                 253,000                  9,000
                                                                         ------------------       ----------------
         Total assets..............................................      $        8,355,000       $      1,263,000
                                                                         ==================       ================

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................      $          384,000       $        211,000
   Commissions payable.............................................                 200,000                101,000
   Taxes payable...................................................                 463,000                130,000
   Current maturities of long-term capital lease obligations.......                 393,000                     --
   Accrued liabilities.............................................                 438,000                282,000
   Deferred revenue................................................                  57,000                 55,000
                                                                         ------------------       ----------------
     Total current liabilities.....................................               1,935,000                779,000
                                                                         ------------------       ----------------
Long-term liabilities:
   Long-term capital lease obligations.............................               4,866,000                     --
   Line of credit..................................................                 800,000                     --
                                                                         ------------------       ----------------
     Total long-term liabilities...................................               5,666,000                     --
                                                                         ------------------       ----------------
Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     100,000 shares designated as Series A Convertible Preferred
     Stock of which 36,359 shares are issued and outstanding.......                 200,000                200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,571,187 shares issued and outstanding.......................                 612,000                574,000
   Subscription  receivable........................................                (120,000)              (120,000)
   Accumulated earnings (deficit)..................................                  62,000               (170,000)
                                                                         ------------------       ----------------
     Total shareholders' equity....................................                 754,000                484,000
                                                                         ------------------       ----------------
         Total liabilities and shareholders' equity................      $        8,355,000       $      1,263,000
                                                                         ==================       ================







 The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                   ----------------------------     ----------------------------
                                                      1998             1997             1998           1997
                                                   ------------    ------------     ------------   -------------
Net revenues:
   Communications services.....................    $  1,435,000    $  1,122,000     $  5,121,000   $   2,588,000
   Nutritional products........................         255,000         186,000          630,000         186,000
   Marketing services..........................         398,000         318,000        1,440,000         670,000
                                                   ------------    ------------     ------------   -------------
     Total net revenues........................       2,088,000       1,626,000        7,191,000       3,444,000
                                                   ------------    ------------     ------------   -------------
Cost of services:
   Communications services.....................         201,000         430,000          908,000         868,000
   Nutritional products........................         159,000          77,000          360,000          77,000
   Marketing services..........................          84,000         127,000          637,000         228,000
                                                   ------------    ------------     ------------   -------------
     Total cost of services....................         444,000         634,000        1,905,000       1,173,000
                                                   ------------    ------------     ------------   -------------
Gross margin...................................       1,644,000         992,000        5,286,000       2,271,000
                                                   ------------    ------------     ------------   -------------
Operating expenses:
   Selling and marketing.......................       1,054,000         610,000        3,059,000       1,326,000
   General and administrative..................       1,073,000         514,000        1,850,000       1,111,000
                                                   ------------    ------------     ------------   -------------
     Total operating expenses..................       2,127,000       1,124,000        4,909,000       2,437,000
                                                   ------------    ------------     ------------   -------------
Operating income (loss)........................        (483,000)       (132,000)         377,000        (166,000)
Interest income (expense)......................           5,000          (2,000)           5,000          (2,000)
                                                   ------------    ------------     ------------   -------------
Income (loss) before income taxes (benefit)....        (478,000)       (134,000)         382,000        (168,000)
Provision (benefit) for income taxes...........        (130,000)             --          150,000              --
                                                   ------------    ------------     ------------   -------------
Net income (loss)..............................    $   (348,000)   $   (134,000)    $    232,000   $    (168,000)
                                                   ============    ============     ============   =============
Income (loss) per share:
   Basic.......................................    $      (0.22)   $      (0.09)    $       0.15   $       (0.11)
                                                   ============    ============     ============   =============
   Diluted.....................................    $      (0.22)   $      (0.09)    $       0.14   $       (0.11)
                                                   ============    ============     ============   =============
Weighted average number of shares outstanding:
   Basic.......................................       1,571,187       1,571,187        1,571,187       1,571,187
                                                   ============    ============     ============   =============
   Diluted.....................................       1,571,187       1,571,187        1,614,364       1,571,187
                                                   ============    ============     ============   =============








 The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                        ---------------------------
                                                                            1998            1997
                                                                        -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................................      $   232,000       $(168,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...............................          252,000          99,000
     Compensation expense related to stock options ...............           38,000              --
     Changes in assets and liabilities:
       Communications receivables ................................         (380,000)       (179,000)
       Inventories ...............................................         (335,000)          1,000
       Prepaid expenses ..........................................           19,000         (24,000)
       Other assets ..............................................          (28,000)         22,000
       Accounts payable ..........................................          173,000         184,000
       Commissions payable .......................................           99,000          34,000
       Taxes payable .............................................          333,000              --
       Accrued liabilities .......................................          156,000         (55,000)
       Deferred revenue ..........................................            2,000              --
                                                                        -----------       ---------
         Total adjustments .......................................          329,000          82,000
                                                                        -----------       ---------

              Net cash provided by operating activities ..........          561,000         (86,000)
                                                                        -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................................         (188,000)        (87,000)
   Software development costs ....................................         (281,000)        (50,000)
   Purchase of equity investment .................................         (100,000)             --
                                                                        -----------       ---------
              Net cash used by investing activities ..............         (569,000)       (137,000)
                                                                        -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from (for) issuance of common stock .......         (244,000)         87,000
   Line of credit borrowings .....................................          800,000         230,000
   Payments on capital lease obligations .........................         (501,000)             --
                                                                        -----------       ---------
              Net cash provided (used) by financing activities ...           55,000         317,000
                                                                        -----------       ---------

NET INCREASE IN CASH EQUIVALENTS .................................           47,000          94,000
CASH AND CASH EQUIVALENTS, beginning of the period ...............          372,000          35,000
                                                                        -----------       ---------
CASH AND CASH EQUIVALENTS, end of the period .....................      $   419,000       $ 129,000
                                                                        ===========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Capital lease obligations incurred ............................      $ 5,759,000       $      --
                                                                        ===========       =========







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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of the Company's operations and its cash flows for the three and six month periods ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                          DECEMBER 31,         JUNE 30,
                              1998              1998
                          ------------      ------------
Prepaid phone cards       $     25,000      $     10,000
Sales aids                     241,000           158,000
Nutritional products           287,000            76,000
Less reserve                        --           (26,000)
                          ------------      ------------
                          $    553,000      $    218,000
                          ============      ============

4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, the Company entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the December 31, 1998 consolidated balance sheet at a fair market value of approximately $5,759,000.

5.       LINE OF CREDIT

         On November 22, 1998, the Company entered into a line of credit (the "Line of Credit") with the Maxxis Millionairre Society, a Georgia partnership. Ivey Stokes and Alvin Curry, the Company's Chairman of the Board and Chief Operating Officer, respectively, are partners in the Maxxis Millionairre Society. Pursuant to the Line of Credit, Maxxis may borrow up to $1,000,000 at 10% annual interest. No advances or interest thereon pursuant to the Line of Credit are payable until November 22, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Maxxis Group, Inc., a Georgia corporation ("Maxxis" or the "Company"), markets communications and Internet services and nutritional and health enhancement products in the United States through its multi-level network marketing system of "independent associates," or "IAs." The Company operates through its subsidiaries: Maxxis 2000, Inc. ("Maxxis 2000"); Maxxis Communications, Inc. ("Maxxis Communications"); and Maxxis Nutritionals, Inc. ("Maxxis Nutritionals").

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

         The Company has built a customer base without committing capital or management resources to construct its own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by the Company's IAs. Maxxis Communications obtains telecommunications services and purchases time for its prepaid 1 hour and 30 minute phone cards from CRC. In September 1998, the Company entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. The Company is currently in the process of filing tariffs and applying for the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. In 1999, Maxxis intends to migrate its long distance customers from CRC's network to the Maxxis Switch and intends to sell additional network capacity, to the extent available, to third parties.

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

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of purchasing activated prepaid phone cards. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) sales of products to new IAs sponsored into the Company;
(ii) usage of long distance services by customers; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support the Company's operations and growth.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                           DECEMBER 31,               DECEMBER 31,
                                       -------------------        -------------------
                                        1998         1997          1998         1997
                                       ------       ------        ------       ------
Net revenues:
   Communications services ..           69%           69%           71%           75%
   Nutritional products .....           12            11             9             5
   Marketing services .......           19            20            20            20
                                       ---           ---           ---           ---
     Total net revenues .....          100%          100%          100%          100%
                                       ===           ===           ===           ===
Cost of services:
   Communications services ..           10%           26%           12%           25%
   Nutritional products .....            8             5             5             2
   Marketing services .......            4             8             9             7
                                       ---           ---           ---           ---
     Total cost of services .           22            39            26            34

Operating expenses:
   Selling and marketing ....           50            38            43            39
   General and administrative           51            32            26            32
                                       ---           ---           ---           ---
     Total operating expenses          101%           70%           69%           71%
                                       ===           ===           ===           ===

     THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues increased $462,000, or 28%, to $2.1 million for the three months ended December 31, 1998 from $1.6 million for the same period in 1997. The increase in total net revenues was primarily due to the growth in the number of IAs enrolled in the Maxxis marketing network.

         Communications services revenues increased $313,000, or 28%, to $1.4 million for the three months ended December 31, 1998 from $1.1 million for the same period in 1997. This increase was primarily due to increased long distance telephone commissions resulting from the Company's larger communications customer base.

         Nutritional products revenues increased $69,000, or 37%, to $255,000 for the three months ended December 31, 1998 from $186,000 for the three months ended December 31, 1997. The increase was primarily due to the fact that there were more selling days for the three months ended December 31, 1998 because the Company did not begin selling nutritional products until November 1997.

         Marketing services revenues increased $80,000, or 25%, to $398,000 for the three months ended December 31, 1998 from $318,000 for the same period in 1997. This increase was largely due to an increase in the price of distributor kits from $30 to $99.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended December 31, 1998 was $444,000, or 22% of total net revenues, as compared to $634,000, or 39% of total net revenues, for the same period in 1997. The decline in total cost of services as a percentage of total net revenues resulted primarily from the improvement in communications services margins.

         Communications services cost was $201,000, or 10% of total net revenues, for the three months ended December 31, 1998, as compared to $430,000, or 26% of total net revenues, for the same period in 1997. This decrease as a percentage of total net revenues was due mainly to the increase in long distance usage commissions and access fees without a substantial incremental increase in costs. Nutritional products cost was $159,000, or 8% of total net revenues, for the three months ended December 31, 1998 as compared to $77,000, or 5% of total net revenues for the same period in 1997. Marketing services cost was $84,000, or 4% of total net revenues, for the three months ended December 31, 1998 as compared to $127,000, or 8% of total net revenues, for the same period in 1997. The overall decline in cost of services and cost of services as a percentage of total net revenues results from a greater portion of the Company's revenues coming from long distance telephone services.

         Gross Margin. Gross margin increased to $1.6 million for the three months ended December 31, 1998 from $1.0 million for the same period in 1997. As a percentage of total net revenues, gross margin improved to 79% from 61% over those respective periods.

         Operating Expenses. For the three months ended December 31, 1998, selling and marketing expenses were $1.1 million, or 50% of total net revenues, as compared with $610,000, or 38% of total net revenues, for the same period in 1997. The increase in selling and marketing expenses as a percentage of total net revenues for the three months ended December 31, 1998 is due to higher fees paid to national training directors as a percentage of total net revenues and higher commission payouts due to a new sales incentive program. General and administrative expenses were $1.1 million, or 51% of total net revenues, for the three months ended December 31, 1998, as compared to $514,000, or 32% of total net revenues, for the same period in 1997. The increase in general and administrative expenses is largely due to an increase in employees and higher depreciation expense. Total operating expenses increased to 101% of net revenues for the three months ended December 31, 1998 from 70% for the same period in 1997.

         Income Taxes. The Company recognized an income tax benefit of $130,000 for the three months ended December 31, 1998 while there was no provision for income taxes for the comparable 1997 period. The tax benefit partly offsets the tax provision recorded for the three months ended September 30, 1998.

         Net Loss. Net loss for the three months ended December 31, 1998 was $483,000 as compared to a net loss of $134,000 for the same period in 1997. The higher net loss is largely due to the higher operating costs, partly offset by improved margins on communications services for the three months ended December 31, 1998.

    SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

         Revenues. Total net revenues increased $3.7 million, or 109%, to $7.2 million for the six months ended December 31, 1998 from $3.4 million for the same period in 1997. The increase in total net revenues was primarily due to the growth in the number of IAs enrolled in the Maxxis marketing network.

         Communications services revenues increased $2.5 million, or 98%, to $5.1 million for the six months ended December 31, 1998 from $2.6 million for the same period in 1997. This increase was primarily due to increased phone card sales to the Company's IAs and increased long distance telephone commissions resulting from the Company's larger communications customer base.

         Nutritional products revenues increased $444,000, or 239%, to $630,000 for the six months ended December 31, 1998 from 186,000 for the six months ended December 31, 1997. This increase was primarily due to the fact that the Company did not begin selling nutritional products until November 1997.

         Marketing services revenues increased $770,000, or 115%, to $1.4 million for the six months ended December 31, 1998 from $670,000 for the same period in 1997. This increase was due to the growth in the numbers of IAs, the increased attendance of the IAs at the Company's training schools and the increased sales of promotional items and sales aids.

         Cost of Services. Total cost of services for the six months ended December 31, 1998 was $1.9 million, or 26% of total net revenues, as compared to $1.2 million, or 34% of total net revenues, for the same period in 1997.

The decline in total cost of services as a percentage of total net revenues resulted from the improvement in communications services margins which was partially offset by declines in marketing services and nutrition margins.

         Communications services cost was $908,000, or 13% of total net revenues, for the six months ended December 31, 1998, as compared to $868,000, or 25% of total net revenues, for the same period in 1997. This decrease as a percentage of total net revenues was due mainly to the increase in long distance usage commissions and access fees. Nutritional products cost was $360,000, or 5% of total net revenues, for the six months ended December 31, 1998 as compared to $77,000, or 2% of total revenues for the comparable 1997 period. Marketing services cost was $637,000, or 9% of total net revenues, for the six months ended December 31, 1998 as compared to $228,000, or 7% of total net revenues, for the same period in 1997. The increase as a percentage of total net revenues was primarily due to higher costs associated with the Company's 1998 annual summit meeting, partly offset by higher margins on distributor kits.

         Gross Margin. Gross margin increased to $5.3 million for the six months ended December 31, 1998 from $2.3 million for the same period in 1997. As a percentage of total net revenues, gross margin improved to 74% from 66% over those respective periods.

         Operating Expenses. For the six months ended December 31, 1998, selling and marketing expenses were $3.1 million, or 43% of total net revenues, as compared with $1.3 million, or 39% of total net revenues, for the same period in 1997. General and administrative expenses were $1.9 million, or 26% of total net revenues, for the six months ended December 31, 1998, as compared to $1.1 million, or 32% of total net revenues, for the same period in 1997. The decrease in general and administrative expenses as a percentage of total net revenues reflects economies of scale in connection with the Company's growth. Primarily as a result of the Company's lower general and administrative expenses as a percentage of net revenues, total operating expenses declined to 69% of net revenues for the six months ended December 31, 1998 from 71% for the same period in 1997.

         Income Taxes. As a result of the Company's profitability for the six months ended December 31, 1998, provision for income taxes was $150,000 for the six months ended December 31, 1998.

         Net Income. Net income for the six months ended December 31, 1998 was $232,000 as compared to a net loss of $168,000 for the same period in 1997. The resulting net income for the six months ended December 31, 1998 reflects an increase in total net revenues, improved margins on communications services and a decline in general and administrative expenses relative to total net revenues.

LIQUIDITY AND CAPITAL RESOURCES

         On September 29, 1998, the Company entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 begin in February 1999 and will continue for a period of five years.

         On November 22, 1998, the Company entered into the Line of Credit with the Maxxis Millionairre Society, a Georgia partnership. Ivey Stokes and Alvin Curry, the Company's Chairman of the Board and Chief Operating Officer, respectively, are partners in the Maxxis Millionairre Society. Pursuant to the Line of Credit, Maxxis may borrow up to $1,000,000 at 10% annual interest. No advances or interest thereon pursuant to the Line of Credit are payable until November 22, 2000.

         During the six months ended December 31, 1998, cash provided by operating activities was $561,000, as compared to cash used by operating activities of $86,000 for the same period in 1997. Operating activities for the six months ended December 31, 1998 included $232,000 of net income, $252,000 of depreciation and amortization and $39,000 related to changes in assets and liabilities.

         Cash used in investing activities was $569,000 for the six months ended December 31, 1998, as compared to $317,000 for the same period in 1997. Investing activities for the six months ended December 31, 1998 consisted primarily of software development costs of $281,000 and capital expenditures totaling $188,000.

         Cash provided by financing activities was $55,000 for the six months ended December 31, 1998, as compared to $317,000 for the same period in 1997. Financing activities for the six months ended December 31, 1998 consisted of $244,000 paid by the Company to third parties in connection with the preparation of the Company's registration statement on Form S-1, payments on capital lease obligations of $501,000 and borrowings pursuant to the Company's Line of Credit in the amount of $800,000.

         As of December 31, 1998, the Company had cash of $419,000 and a working capital deficit of $205,000 as compared to cash of $372,000 and working capital surplus of $180,000 as of June 30, 1998.

         The Company anticipates that cash generated from operations, together with proceeds from its equity offering to certain of its regional and executive directors and its Line of Credit, will be sufficient to meet the Company's capital requirements for the next 12 months. However, if the Company does not receive sufficient funds from its operations, equity offering and Line of Credit to fund its operations, the Company may need to raise additional capital. In addition, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources and could require the Company to raise additional capital. The Company may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, lines of credit and private equity and debt financings. The Company's cash and financing needs for fiscal 1999 and beyond will be dependent on the Company's level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. The Company believes that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through its IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze the Company's growing multi-level network marketing system. The Company has not identified financing sources to fund such cash needs in fiscal 1999 and beyond. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations, including those related to Year 2000 issues; (iii) the Company's growth and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of potential litigation and investigations concerning the Company. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital; risks associated with meeting lease obligations and obtaining necessary regulatory approvals in connection with the Maxxis Switch; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the Company's business; changes in operating expenses or the failure of operating expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving potential litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration No. 333-38623), as amended.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

Exhibit
Number   Exhibit Description
-------  -------------------
10.1     Line of Credit between Maxxis Group, Inc. and the Maxxis Millionairre
         Society dated as of November 22, 1998.

10.2     Investment Agreement between InteReach Internet Services, LLC and
         Maxxis Group, Inc. dated as of December 8, 1998.

10.3     Virtual ISP Agreement between InteReach Internet Services, LLC and
         Maxxis Group, Inc. dated as of December 8, 1998.*

27       Financial Data Schedule (for SEC use only).

---------------------

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


                               MAXXIS GROUP, INC.



February 16, 1999              /s/ Thomas O. Cordy
                               ---------------------------------------------
                               Thomas O. Cordy
                               President and Chief Executive Officer
                               (Principal executive officer)


February 16, 1999              /s/ Daniel McDonough
                               ---------------------------------------------
                               Daniel McDonough
                               Chief Financial Officer
                               (Principal financial and accounting officer)