Form 10-Q
period 1999-03-31
MAXXIS GROUP INC
filed 1999-05-14
CIK 1045703

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________, 19__.


                       Commission File Number: 333-38623

                             ---------------------

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



       Registrant's telephone number, including area code: (770) 696-6343



         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at April 21, 1999

Common Stock, no par value                         1,617,522

===============================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q


                                                                                                     PAGE
                                                                                                     ----

PART I                    FINANCIAL INFORMATION

               Item 1.    Financial Statements................................................          3

                          Condensed Consolidated Balance Sheets as of
                          March 31, 1999 (Unaudited) and June 30, 1998........................          3

                          Condensed Consolidated Statements of Operations for the
                          Three Months and Nine Months ended March 31, 1999
                          and 1998 (Unaudited)................................................          4

                          Condensed Consolidated Statements of Cash Flows for the
                          Nine Months ended March 31, 1999 and 1998 (Unaudited)...............          5

                          Notes to Condensed Consolidated Financial
                          Statements (Unaudited)..............................................          6

               Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.................................          8

               Item 3.    Quantitative and Qualitative Disclosure About
                          Market Risks........................................................         14

PART II                   OTHER INFORMATION

               Item 1.    Legal Proceedings...................................................         15

               Item 6.    Exhibits and Reports on Form 8-K....................................         15

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31, 1999   JUNE 30, 1998
                                                                                    --------------   --------------
                                                                                      (UNAUDITED)
                                  ASSET

Current assets:
   Cash .......................................................................       $   162,000     $   372,000
   Short-term investments .....................................................            10,000          10,000
   Communications receivable, net of allowance for
     doubtful accounts of $40,000 .............................................           702,000         316,000
   Inventories, net ...........................................................           462,000         218,000
   Prepaid expenses ...........................................................           125,000          43,000
   Other current assets .......................................................            20,000              --
                                                                                      -----------     -----------
     Total current assets .....................................................         1,481,000         959,000

Property and equipment, net ...................................................         6,120,000         169,000
Capitalized software development costs, net ...................................           277,000         126,000
Investment ....................................................................           100,000              --
Other assets ..................................................................            57,000           9,000
                                                                                      -----------     -----------
         Total assets .........................................................       $ 8,035,000     $ 1,263,000
                                                                                      ===========     ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................................       $   698,000     $   211,000
   Commissions payable ........................................................           220,000         101,000
   Taxes payable ..............................................................           347,000         130,000
   Current maturities of long-term capital lease obligations ..................           393,000              --
   Accrued liabilities ........................................................           599,000         282,000
   Deferred revenue ...........................................................            70,000          55,000
                                                                                      -----------     -----------
     Total current liabilities ................................................         2,327,000         779,000
                                                                                      -----------     -----------

Long-term liabilities:
   Long-term capital lease obligations ........................................         4,737,000              --
   Line of credit .............................................................           800,000              --
                                                                                      -----------     -----------
     Total long-term liabilities ..............................................         5,537,000              --
                                                                                      -----------     -----------

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     100,000 shares designated as Series A Convertible Preferred
     Stock of which 36,359 shares are issued and outstanding ..................           200,000         200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,617,587 and 1,571,187 shares issued and outstanding, respectively ......           612,000         574,000
   Subscription receivable ....................................................          (120,000)       (120,000)
   Accumulated deficit ........................................................          (521,000)       (170,000)
                                                                                      -----------     -----------
     Total shareholders' equity ...............................................           171,000         484,000
                                                                                      -----------     -----------
         Total liabilities and shareholders' equity ...........................       $ 8,035,000     $ 1,263,000
                                                                                      ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                MARCH 31,                      MARCH 31,
                                                       ---------------------------    ----------------------------
                                                          1999            1998            1999            1998
                                                       -----------     -----------    -----------      -----------
Net revenues:
   Communications services .......................     $ 1,166,000     $ 1,351,000    $ 6,287,000      $ 3,939,000
   Nutritional products ..........................         303,000         155,000        934,000          341,000
   Marketing services ............................         427,000         225,000      1,866,000          895,000
                                                       -----------     -----------    -----------      -----------
     Total net revenues ..........................       1,896,000       1,731,000      9,087,000        5,175,000
                                                       -----------     -----------    -----------      -----------

Cost of services:
   Communications services .......................         120,000         213,000      1,028,000        1,081,000
   Nutritional products ..........................         118,000         146,000        478,000          223,000
   Marketing services ............................         183,000         111,000        819,000          339,000
                                                       -----------     -----------    -----------      -----------
     Total cost of services ......................         421,000         470,000      2,325,000        1,643,000
                                                       -----------     -----------    -----------      -----------
Gross margin .....................................       1,475,000       1,261,000      6,762,000        3,532,000
                                                       -----------     -----------    -----------      -----------
Operating expenses:
   Selling and marketing .........................       1,126,000         668,000      4,185,000        1,994,000
   General and administrative ....................         903,000         542,000      2,754,000        1,653,000
                                                       -----------     -----------    -----------      -----------
     Total operating expenses ....................       2,029,000       1,210,000      6,939,000        3,647,000
                                                       -----------     -----------    -----------      -----------
Operating income (loss) ..........................        (554,000)         51,000       (177,000)        (115,000)
Interest income (expense) ........................        (179,000)          2,000       (174,000)              --
                                                       -----------     -----------    -----------      -----------
Income (loss) before income taxes (benefit) ......        (733,000)         53,000       (351,000)        (115,000)
Benefit for income taxes .........................        (150,000)             --             --               --
                                                       -----------     -----------    -----------      -----------
Net income (loss) ................................     $  (583,000)    $    53,000    $  (351,000)     $  (115,000)
                                                       ===========     ===========    ===========      ===========

Income (loss) per share:
   Basic .........................................     $     (0.37)    $      0.03    $     (0.22)     $     (0.07)
                                                       ===========     ===========    ===========      ===========

   Diluted .......................................     $     (0.37)    $      0.03    $     (0.22)     $     (0.07)
                                                       ===========     ===========    ===========      ===========

Weighted average number of shares outstanding:
   Basic .........................................       1,594,355       1,571,187      1,578,910        1,571,187
                                                       ===========     ===========    ===========      ===========
   Diluted .......................................       1,594,355       1,571,187      1,578,910        1,571,187
                                                       ===========     ===========    ===========      ===========







 The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                       1999            1998
                                                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................    $  (351,000)    $  (115,000)
   Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
     Depreciation and amortization .............................................        183,000         150,000
     Compensation expense related to stock options .............................         38,000              --
     Changes in assets and liabilities:
       Communications receivables ..............................................       (386,000)       (302,000)
       Inventories .............................................................       (244,000)          4,000
       Prepaid expenses ........................................................        (82,000)        (26,000)
       Other assets ............................................................        (20,000)         34,000
       Accounts payable ........................................................        487,000         115,000
       Commissions payable .....................................................        119,000          42,000
       Taxes payable ...........................................................        217,000              --
       Accrued liabilities .....................................................        317,000          63,000
       Deferred revenue ........................................................         15,000          27,000
                                                                                    -----------     -----------
         Total adjustments .....................................................        644,000         107,000
                                                                                    -----------     -----------
              Net cash provided by (used in) operating activities ..............        293,000          (8,000)
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................................       (243,000)       (100,000)
   Software development costs ..................................................       (284,000)        (38,000)
   Purchase of equity investment ...............................................       (100,000)             --
                                                                                    -----------     -----------
              Net cash used by investing activities ............................       (627,000)       (138,000)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from (for) issuance of common stock .....................        (48,000)         87,000
   Proceeds from issuance of preferred stock ...................................             --         200,000
   Line of credit borrowings ...................................................        800,000          53,000
   Principal payments on capital lease obligations .............................       (629,000)             --
                                                                                    -----------     -----------
              Net cash provided by financing activities ........................        123,000         340,000
                                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH ................................................       (210,000)        194,000
CASH, beginning of the period ..................................................        372,000          35,000
                                                                                    -----------     -----------
CASH, end of the period ........................................................    $   162,000     $   229,000
                                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Capital lease obligations incurred ..........................................    $ 5,759,000     $        --
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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of the Company's operations for the three and nine month periods ended March 31, 1999 and 1998, and its cash flows for the nine month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                                           MARCH 31,          JUNE 30,
                                                             1999              1998
                                                           ---------         ---------

               Prepaid phone cards                         $   5,000         $  10,000
               Sales aids                                    194,000           158,000
               Nutritional products                          263,000            76,000
               Less reserve                                       --           (26,000)
                                                           ---------         ---------
                                                           $ 462,000         $ 218,000
                                                           =========         =========

4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, the Company entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the March 31, 1999 consolidated balance sheet at a fair market value of approximately $5,759,000.

5.       LINE OF CREDIT

         On November 22, 1998, the Company entered into a line of credit (the "Line of Credit") with the Maxxis Millionaire Society, a Georgia partnership. Ivey Stokes and Alvin Curry, the Company's Chairman of the Board and Chief Operating Officer, respectively, are partners in the Maxxis Millionaire Society. Pursuant to the Line of Credit, Maxxis may borrow up to $1,000,000 at 10% annual interest. No advances or interest thereon pursuant to the Line of Credit are payable until November 22, 2000.

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

         The Company has built a customer base without committing capital or management resources to construct its own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by the Company's IAs. Maxxis Communications obtains telecommunications services and purchases time for its prepaid one hour and 30 minute phone cards from CRC. In September 1998, the Company entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. The Company is currently in the process of filing tariffs and applying for the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. Maxxis is currently in the process of migrating its long distance customers from CRC's network to the Maxxis Switch and intends to sell additional network capacity, to the extent available, to third parties.

         In November 1997, the Company began marketing several private label dietary supplements to its customers and IAs. Recently, the Company began marketing additional nutritional and health enhancement products that are manufactured by various suppliers. In September 1998, the Company began providing Internet access and Web-page development and hosting services. Internet access is provided by Maxxis Communications through its agreement with InteReach Internet Services, LLC. Web-page development and hosting services are also provided by Maxxis Communications.

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

         The Company derives revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: sales of prepaid phone cards to the Company's IAs; commissions from the Company's agreement with CRC whereby the Company receives a percentage of the long distance billings received by CRC from the customers originated by the Company's IAs, net of allowances for bad debts and billing adjustments; and subscription fees from the Company's Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees from the local exchange carriers, there is generally a delay of up to three to four months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that the Company begins to receive commissions from such customer's usage. Once Maxxis migrates customers onto the Maxxis Switch, it will begin billing customers directly for usage and fees on a monthly basis. In this regard, Maxxis will recognize the entire billed amount as revenue as services are provided, less certain allowances and adjustments, and establish appropriate customer account receivables.

         Nutritional products revenues include sales of private-label nutritional products to the Company's IAs. Recently, the Company began marketing new health enhancement products and additional nutritional products, including a weight management program and skin care system. Marketing services revenues include application fees from IAs and purchases of sales aids by IAs, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. Marketing services revenues also include training fees paid by senior associates and "managing directors" or "MDs." To become an IA, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit for $129. IAs also pay an annual non-refundable fee in order to maintain their status as an IA, which fee the Company amortizes over the renewal period. To become an MD, a senior associate, director or regional director must attend a Company approved training school. The fee to attend the training school is currently $99, and MDs must attend continuing education training schools each year which also are subject to a fee. The training fees are recognized at the time the training is received. The Company does not receive any fees from IAs for the training provided by MDs or national training directors.

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services costs consist primarily of the cost of purchasing activated prepaid phone cards. Nutritional products costs consist of the cost of purchasing private label nutritional products. Marketing services costs include the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) sales of products to new IAs sponsored into the Company; (ii) usage of long distance services by customers; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support the Company's operations and growth.

         The Company has a limited operating history, and its operations are subject to the risks inherent in the establishment of any new business. The Company expects that it will incur substantial initial expenses, and there can be no assurance that the Company will become or maintain profitability. If the Company continues to grow rapidly, the Company will be required to continually expand and modify its operational and financial systems, add additional IAs and new customers, and train and manage both current and new employees and IAs. Such rapid growth would place a significant strain on the Company's operational resources and systems, and the failure to effectively manage any such growth could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.


                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      MARCH 31,            MARCH 31,
                                                 ------------------   -----------------
                                                  1999         1998    1999       1998
                                                 -----        -----   ------     ------
Net revenues:
   Communications services.......................   61%         78%       69%      76%
   Nutritional products..........................   16           9        10        7
   Marketing services............................   23          13        21       17
                                                   ---         ---       ---      ---
     Total net revenues..........................  100%        100%      100%     100%
                                                   ===         ===       ===      ===

Cost of services:
   Communications services.......................    6%         12%       11%      21%
   Nutritional products..........................    6           8         5        4
   Marketing services............................   10           7         9        7
                                                   ---         ---       ---      ---
     Total cost of services......................   22          27        25       32

Operating expenses:
   Selling and marketing.........................   59          39        46       39
   General and administrative....................   48          31        30       32
                                                   ---         ---       ---      ---
     Total operating expenses....................  107%         70%       76%      71%
                                                   ===         ===       ===      ===

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues increased $165,000, or 10%, to $1.9 million for the three months ended March 31, 1999 from $1.7 million for the same period in 1998. The increase in total net revenues was primarily due to higher revenues from marketing services and nutritional products.

         Communications services revenues declined $185,000, or 14%, to $1.2 million for the three months ended March 31, 1999 from $1.4 million for the same period in 1998. This decrease was primarily due to lower long distance telephone commissions.

         Nutritional products revenues increased $148,000, or 95%, to $303,000 for the three months ended March 31, 1999 from $155,000 for the three months ended March 31, 1998. The increase was primarily due to an increase in the number of nutritional customers.

         Marketing services revenues increased $202,000, or 90%, to $426,000 for the three months ended March 31, 1999 from $225,000 for the same period in 1998. This increase was largely due to an increase in the price of distributor kits from $99 to $129 and an increase in the number of IAs during the current quarter.

         Cost of Services. Cost of services includes communications services costs, nutritional products costs and marketing services costs. Total cost of services for the three months ended March 31, 1999 was $421,000, or 22% of total net revenues, as compared to $470,000, or 27% of total net revenues, for the same period in 1998. The decline in total cost of services as a percentage of total net revenues resulted primarily from the improvement in communications services margins.

         Communications services cost was $120,000, or 6% of total net revenues, for the three months ended March 31, 1999, as compared to $213,000, or 12% of total net revenues, for the same period in 1998. This decrease as a percentage of total net revenues was due mainly to higher margins on prepaid calling cards.

Nutritionals products cost was $118,000, or 6% of total net revenues, for the three months ended March 31, 1999 as compared to $146,000, or 8% of total net revenues for the same period in 1998. Marketing services cost was $183,000, or 10% of total net revenues, for the three months ended March 31, 1999 as compared to $111,000, or 6% of total net revenues, for the same period in 1998.

         Gross Margin. Gross margin increased to $1.5 million for the three months ended March 31, 1999 from $1.3 million for the same period in 1998. As a percentage of total net revenues, gross margin improved to 78% from 73% over those respective periods.

         Operating Expenses. For the three months ended March 31, 1999, selling and marketing expenses were $1.1 million, or 59% of total net revenues, as compared with $668,000, or 39% of total net revenues, for the same period in 1998. The increase in selling and marketing expenses as a percentage of total net revenues for the three months ended March 31, 1999 was due to sales incentive awards and higher commission payouts pursuant to a new sales incentive program. General and administrative expenses were $903,000, or 48% of total net revenues, for the three months ended March 31, 1999, as compared to $542,000, or 31% of total net revenues, for the same period in 1998. The increase in general and administrative expenses is largely due to an increase in start up expenses relating to the implementation of the Maxxis Switch. Total operating expenses increased to 107% of net revenues for the three months ended March 31, 1999 from 70% for the same period in 1998.

         Interest Income (Expense). Interest expense of $179,000 for the three months ended March 31, 1999 compares with interest income of $2,000 for the same period in 1998. The expense in the most recent period is largely attributable to the lease of the Maxxis Switch and to a lesser degree interest expense recognized on the line of credit facility.

         Income Taxes. The Company recognized an income tax benefit of $150,000 for the three months ended March 31, 1999 while there was no provision for income taxes for the comparable 1998 period. This tax benefit offsets the tax provision recorded for the three months ended September 30, 1998.

         Net Loss. Net loss for the three months ended March 31, 1999 was $583,000 as compared to a net profit of $53,000 for the same period in 1998. The net loss is largely due to higher total operating costs for the three months ended March 31, 1999, partly offset by improved margins on nutritional products and prepaid calling.

   NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

         Revenues. Total net revenues increased $3.9 million, or 75%, to $9.1 million for the nine months ended March 31, 1999 from $5.2 million for the same period in 1998. The increase in total net revenues was primarily due to the growth in the number of IAs enrolled in the Maxxis marketing network.

         Communications services revenues increased $2.3 million, or 60%, to $6.3 million for the nine months ended March 31, 1999 from $3.9 million for the same period in 1998. This increase was primarily due to increased phone card sales to the Company's IAs and increased long distance telephone commissions resulting from the Company's larger communications customer base.

         Nutritional products revenues increased $593,000, or 173%, to $934,000 for the nine months ended March 31, 1999 from $341,000 for the nine months ended March 31, 1998. This increase was primarily due to the fact that the Company did not begin selling nutritional products until November 1997 combined with more expansive product offerings sold during fiscal 1999.

         Marketing services revenues increased $971,000, or 108%, to $1.9 million for the nine months ended March 31, 1998 from $895,000 for the same period in 1998. This increase was due to the growth in the numbers of IAs, the increased attendance of the IAs at the Company's training schools and the increased sales of promotional items and sales aids.

         Cost of Services. Total cost of services for the nine months ended March 31, 1999 was $2.3 million, or 25% of total net revenues, as compared to $1.6 million, or 32% of total net revenues, for the same period in 1998. The decline in total cost of services as a percentage of total net revenues resulted from the improvement in communications services and nutritional product margins which was partially offset by declines in marketing services margins.

         Communications services cost was $1.0 million, or 11% of total net revenues, for the nine months ended March 31, 1999, as compared to $1.1 million, or 21% of total net revenues, for the same period in 1998. This decrease as a percentage of total net revenues was due mainly to the higher margins from long distance usage commissions and access fees. Nutritional products cost was $478,000, or 5% of total net revenues, for the nine months ended March 31, 1999 as compared to $223,000, or 4% of total revenues for the comparable 1998 period. Marketing services cost was $819,000, or 9% of total net revenues, for the nine months ended March 31, 1999 as compared to $339,000, or 7% of total net revenues, for the same period in 1998. This increase as a percentage of total net revenues was primarily due to higher costs associated with the Company's 1998 annual summit meeting for its IAs, which was partly offset by higher margins on distributor kits.

         Gross Margin. Gross margin increased to $6.8 million for the nine months ended March 31, 1999 from $3.5 million for the same period in 1997. As a percentage of total net revenues, gross margin improved to 75% from 68% over those respective periods.

         Operating Expenses. For the nine months ended March 31, 1999, selling and marketing expenses were $4.2 million, or 46% of total net revenues, as compared with $2.0 million, or 39% of total net revenues, for the same period in 1998. The increase in selling and marketing expenses as a percentage of total net revenues was primarily due to a sales incentive program that began in 1999. General and administrative expenses were $2.8 million, or 30% of total net revenues, for the nine months ended March 31, 1999, as compared to $1.7 million, or 32% of total net revenues, for the same period in 1998. Total operating expenses increased to 76% of net revenues for the three months ended March 31, 1999, from 71% for the three months ended March 31, 1998 largely due to higher selling costs.

         Interest Expense. For the nine months ended March 31, 1999, interest expense was $174,000. The expense was largely comprised of interest cost related to the Maxxis Switch and also included interest on the line of credit facility, partially offset by interest earned on overnight cash balances. No interest was recorded for the same 1998 period.

         Net Income. Net loss for the nine months ended March 31, 1999 was $351,000 as compared to a net loss of $115,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On September 29, 1998, the Company entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 began in February 1999 and will continue for a period of five years.

         On November 22, 1998, the Company entered into the Line of Credit with the Maxxis Millionaire Society, a Georgia partnership. Ivey Stokes and Alvin Curry, the Company's Chairman of the Board and Chief Operating Officer, respectively, are partners in the Maxxis Millionaire Society. Pursuant to the Line of Credit, Maxxis may borrow up to $1,000,000 at 10% annual interest. No advances or interest thereon pursuant to the Line of Credit are payable until November 22, 2000.

         During the nine months ended March 31, 1999, cash provided by operating activities was $293,000, as compared to cash used in operating activities of $8,000 for the same period in 1998. Operating activities for the nine months ended March 31, 1999 included a $351,000 net loss, $183,000 of depreciation and amortization and $423,000 related to changes in assets and liabilities.

         Cash used in investing activities was $627,000 for the nine months ended March 31, 1999, as compared to $138,000 for the same period in 1998. Investing activities for the nine months ended March 31, 1999 consisted primarily of software development costs of $284,000 and capital expenditures totaling $243,000.

         Cash provided by financing activities was $123,000 for the nine months ended March 31, 1999, as compared to $340,000 for the same period in 1998. Financing activities for the nine months ended March 31, 1999 consisted of $303,000 paid by the Company to third parties in connection with the preparation of the Company's registration statement on Form S-1, partly offset by $255,000 in proceeds from the issuance of stock, payments on capital lease obligations of $629,000 and borrowings pursuant to the Company's Line of Credit in the amount of $800,000.

         As of March 31, 1999, the Company had cash of $162,000 and a working capital deficit of $846,000 as compared to cash of $372,000 and working capital surplus of $180,000 as of June 30, 1998.

         The Company anticipates that cash generated from operations, together with proceeds from its equity offering to certain of its regional and executive directors and its Line of Credit, will be sufficient to meet the Company's capital requirements for the next 12 months. However, if the Company does not receive sufficient funds from its operations, equity offering and Line of Credit to fund its operations, the Company may need to raise additional capital. In addition, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on the Company's liquidity and capital resources and could require the Company to raise additional capital. The Company may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, lines of credit and private equity and debt financings. The Company's cash and financing needs for fiscal 1999 and beyond will be dependent on the Company's level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. The Company believes that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through its IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze the Company's growing multi-level network marketing system. The Company has not identified financing sources to fund such cash needs in fiscal 1999 and beyond. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations, including those related to Year 2000 issues; (iii) the Company's growth and operating strategy; (iv) the Company's anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on the Company of potential litigation and investigations concerning the Company. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital; risks associated with meeting lease obligations and obtaining necessary regulatory approvals in connection with the Maxxis Switch; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for the Company's products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the Company's business; changes in operating expenses or the failure of operating expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving potential litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the Company's filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration No. 333-38623), as amended.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Maxxis does not use derivative financial instruments in its operations or investments and does not have significant operations subject to fluctuations in foreign currency exchange rates. The Line of Credit bears interest at a fixed rate of 10% annually; therefore, Maxxis does not believe it has a significant risk due to potential fluctuations in interest rates at this time. Changes in interest rates which dramatically increase interest rates that we might obtain from lenders in the future could make it more costly to borrow proceeds and could impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

Exhibit
Number            Exhibit Description
-------           -------------------

 3.1              Amended and Restated Articles of Incorporation of the Company,
                  as amended to date.*
 3.2              Amended and Restated Bylaws of the Company, as amended to date.*
 4.1              See Exhibits 3.1 and 3.2 for  provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of holders of Common Stock of the
                  Company.*
27                Financial Data Schedule (for SEC use only).

---------------------------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-38623) as declared effective by the Securities and Exchange Commission on January 5, 1999.


         (B) REPORTS ON FORM 8-K.

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MAXXIS GROUP, INC.



May 14, 1999                      /s/ Thomas O. Cordy
                                  ---------------------------------------------
                                  Thomas O. Cordy
                                  President and Chief Executive Officer
                                  (Principal executive officer)


May 14, 1999                      /s/ Daniel McDonough
                                  ---------------------------------------------
                                  Daniel McDonough
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)