Form 10-K
period 1999-06-30
MAXXIS GROUP INC
filed 1999-10-13
CIK 1045703

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 1999


                                       or

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the Common Stock held by affiliates of the Registrant as of September 23, 1999 was $5,429,985. This calculation is based upon a price of $5.50 per share, or the price per share of Common Stock sold during our recent public offering. There is no active trading market for the Common Stock, and the $5.50 per share price is not necessarily indicative of market value. There were 1,617,187 shares of Common Stock issued and outstanding as of September 25, 1999.


===============================================================================

                               INDEX TO FORM 10-K

                                                                                                                  PAGE
                                                                                                                  ----

PART I

Item 1.       Business...............................................................................................1

Item 2.       Properties............................................................................................10

Item 3.       Legal Proceedings.....................................................................................11

Item 4.       Submission of Matters to a Vote of Security Holders...................................................11

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters..............................................11

Item 6.       Selected Consolidated Financial Data..................................................................12

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................13

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks...........................................19

Item 8.       Financial Statements and Supplementary Data...........................................................19

Item 9.       Changes in and Disagreements with Accountants in Accounting and Financial Disclosure..................21

PART III

Item 10.      Directors and Executive Officers of the Registrant....................................................21

Item 11.      Executive Compensation................................................................................23

Item 12.      Security Ownership of Certain Beneficial Owners and Management........................................27

Item 13.      Certain Relationships and Related Transactions........................................................28

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................28

SIGNATURES    ......................................................................................................32

                                     PART I

ITEM 1. BUSINESS


         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of Maxxis or its directors or officers with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) our anticipated capital needs. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filing with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-1 (Registration Number 333-38623).

         Our independent associates market communications and Internet services and nutritional and health enhancement products through our multi-level network marketing system. We operate through our subsidiaries: Maxxis 2000, Inc. ("Maxxis 2000"); Maxxis Communications, Inc. ("Maxxis Communications"); and Maxxis Nutritionals, Inc. ("Maxxis Nutritionals").

         We believe that our marketing system allows us to obtain customers for our products and services in a cost effective manner. We believe that our marketing system also enhances customer retention because of the personal relationships between our independent associates, or IAs, and their customers. Maxxis was incorporated in January 1997 and began sponsoring independent associates and marketing telecommunications services in March 1997. We generated aggregate net revenues of $6,991,000 for our fiscal year ended June 30, 1998 and $12,344,000 for the fiscal year ended June 30, 1999.

         We initially built a customer base without committing capital or management resources to construct our own communications network. In February 1997, we contracted with Colorado River Communications Corp. to allow our independent associates to market long distance services provided by Colorado River Communications. In September 1998, we leased telecommunications switching equipment and ancillary hardware and software in order to create our own communications network. In April 1999, we began to provide long distance services using this equipment in eleven states where we had complied with various regulatory requirements. We have substantially completed the process of filing applications and tariffs to obtain the required regulatory approvals to offer long distance service in the majority of the United States. As of September 23, 1999, we have obtained regulatory approval in 48 states and the District of Columbia. As we obtained approvals in each state, we began to directly service our long distance subscriber base that was developed under our agreement with Colorado River Communications. We are continuing to expand our communications customer base through our multi-level network marketing system. To the extent available, we also intend to lease or sell excess switch capacity to third parties.

         We began marketing private label dietary supplements to our customers and independent associates in November 1997. During 1998, we began marketing additional nutritional and health enhancement products. In September 1998, we began providing Internet access and Web-page development and hosting services. We believe that the persons who purchase telecommunications services through our independent associates are also potential customers for our nutritional and health enhancement products and Internet-related services.

         Our products and services are marketed exclusively by our network of independent associates. Our multi-level network marketing system and our reliance upon independent associates are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system will continue to build a base of potential customers for additional services and products. We believe that independent associates are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because they are not required to purchase inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork and have a flexible work schedule. We encourage independent associates to market services and products to persons with whom the independent associates have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsor meetings at which current independent associates are encouraged to bring in others for an introduction to our marketing system.

STRATEGY

         Our goal is to develop a national distribution system through which large volumes of communications and Internet services, nutritional and health enhancement products and other products and services may be sold. We intend to increase our revenues by expanding our marketing network, increasing the number of customers who purchase our products and services and providing additional products and services for sale through our independent associates. We intend to achieve our goals by:

         - Growing and Developing our Network of Independent Associates by enhancing our sponsoring and training services, continuing to support the marketing efforts of independent associates and introducing new income opportunities for independent associates.

         - Maintaining and Expanding the Number of Customers by offering high quality, competitively-priced products and services through a highly motivated network of independent associates.

         - Offering Additional Communications Services that meet the needs of subscribers, which may include, among other services, paging, conference calling, wireless, cable, cellular and local phone service.

         - Improving and Expanding Our Product Lines by continuing to evaluate and offer products that are attractive to our independent associates and customers.

         - Obtaining Competitive Prices on products and services through the purchasing power of our nationwide network.

MAXXIS SWITCH

         In September 1998, we entered into an agreement to lease a telecommunications switch (the "Maxxis Switch") formerly owned by Cherry Communications, Inc. Beginning in February 1999, our lease required us to make payments of approximately $118,000 per month. However, we only recently began to use and derive revenue from the operation of the Maxxis Switch based on obtaining approval in 48 states as of September 23, 1999. We are in the process of obtaining regulatory approval in the remaining states, but cannot guarantee that we will obtain the necessary regulatory approvals in a timely manner or at all. Until we receive all necessary regulatory approvals, we must bear the total expenses associated with the Maxxis Switch without all potential revenues, which could have a material adverse effect on our business, financial condition and operating results.

         As we obtain the required regulatory approvals, we have begun to market services provided through the Maxxis Switch to the subscriber base that was developed under our agreement with Colorado River Communications Corp., or CRC, as well customers that we have obtained more recently. We are required to obtain the consent of customers before changing their long distance service. This process could be difficult, time consuming and expensive, and customers may choose not to subscribe to our services. Additionally, the FCC has recently enacted new, more stringent legislation that governs the procedure by which we must obtain the consent of customers before changing their long distance service. Because we derive a significant portion of our revenues from these customers and because we are unsure as to how the new FCC regulations will be interpreted, problems associated with the transition of these customers from CRC's network to our network could have a material adverse effect on our business, financial condition and operating results.

MARKETING

         We market products and services exclusively through our network of independent associates. Currently, we have five independent associate positions in our marketing system: associate; senior associate; director; regional director; and executive director. Independent associates are paid only by commissions, and we do not pay them any salary. Independent associate commissions are a specified percentage or a designated amount of the gross proceeds received by us from the sale of our services and products. We designate a portion of our gross commissions as "commission value," or "CV," and allocate the CV among eligible participants in our marketing system. Currently, 20% of the CV earned with respect to a long distance subscriber is paid monthly to the independent associate who sponsored such subscriber, 75% of the CV is paid monthly to eligible directors who have the independent associate who sponsored the subscriber in their downline and the remaining 5% is retained by us to be paid out to directors, regional directors and executive directors in our performance bonus programs. All directors, executive directors and regional directors who meet certain performance criteria are eligible to receive additional performance bonuses.

         To become an associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit. Independent associates also pay an annual fee in order to maintain their status as independent associates. The distributor kit is a package of basic materials which assists an associate in beginning his or her business. Associates are also entitled to purchase products from us at discounted prices for retail sales. An associate becomes a senior associate when the associate sells $90 of bonus-eligible products. Senior associates continue to receive a percentage of CV with regard to all subscribers personally gathered by them and are also entitled to purchase products from us at discounted prices for retail sales.

         To become a director, a senior associate must sponsor two additional senior associate positions. A director increases the size of the director's sales organization by sponsoring additional persons to become senior associates. These senior associates, and all senior associates that they, in turn, sponsor, become part of the sales organization of the director who sponsored them. Senior associates, through the growth of their sales organizations, may become directors, regional directors or executive directors and thereby increase the size of the sales organization of the person who was their original sponsor. The organization that grows below each director through this process is called a "downline." Directors are eligible to receive the same commissions as senior associates and, if they directly gather and maintain a minimum of four customers, are eligible to receive a percentage of the CV produced by each independent associate that is within 15 levels below them in their downline. In order to encourage the growth of our marketing system, we also pay eligible directors a bonus amount, which is designated as "bonus value," or "BV," for each sale of bonus-eligible products. We primarily designate retail priced phone cards, nutritional products and Web-page development and hosting services as bonus-eligible products. Directors become regional directors and executive directors upon the achievement of certain independent associate sales goals. Regional directors and executive directors are eligible to receive the same commissions as directors and, if they qualify, share in performance bonuses. Regional directors and executive directors are eligible to serve on the Maxxis 2000 Advisory Board, which advises management on issues regarding field leadership.

RELATIONSHIP WITH INDEPENDENT ASSOCIATES

         We seek to contractually limit the statements that independent associates make about our business. Each independent associate must also agree to policies and procedures to be followed in order to maintain the independent associate's status in our organization. We expressly forbid independent associates from making any representation as to the possible earnings of any independent associate or from making any representation with regard to this offering of our Common Stock. We also prohibit independent associates from creating any marketing literature that we have not pre-approved. While we have these policies and procedures in place governing the conduct of the independent associates, it is difficult to enforce such policies and procedures. Because the independent associates are classified as independent contractors, we are unable to provide them the same level of direction and oversight as our employees.

Violations of our policies and procedures may reflect negatively on us and could have a material adverse effect on our business, financial condition and operating results.

TRAINING AND MARKETING SUPPORT

         We offer our independent associates a number of support services. We currently provide to each independent associate without charge one printed report describing such independent associate's downline and provide additional reports for a fee. In addition, we offer training, information and motivational support to the independent associate network through our training program and regional meetings.

         We provide all independent associates with the opportunity to receive training through our training program. National training directors conduct the training program, and the training program includes a detailed explanation of our products, the independent associate compensation plan and the use of the various marketing tools available to independent associates. In addition, we encourage senior associates, directors and regional directors to become managing directors, or MDs. MDs provide personal training to independent associates. To become a MD, a senior associate, director or regional director must attend a Maxxis-approved training school for a fee. MDs must also attend continuing education training schools each year which also are subject to a fee. National training directors that are selected by us are paid a fee by us for training MDs. We do not receive any fees from independent associates for the training provided by MDs.

         Our third annual convention was held in September 1999, and we intend to continue to hold additional annual conventions for independent associates. This event provides recognition to the top performers, direct access to senior management and a chance for independent associates to share experiences and develop support systems. We intend to organize additional conventions throughout the country that current independent associates and potential independent associates can attend to learn more about us. We also publish a newsletter for the independent associates containing informative and motivational articles and recognizing independent associate achievements.

PRODUCTS AND SERVICES

         Following is a summary of the various services and products we currently provide to independent associates and customers. We may add and remove services and products from our services and product lines from time to time.

         Communications Services and Products. Our independent associates market a variety of long distance and other communications services and products, which currently include 1-Plus long distance service, prepaid phone cards and Internet-related services.

         - 1-Plus Long Distance. Our 1-Plus long distance service serves as a replacement for a customer's former long distance service (such as the long distance services provided by AT&T Corporation ("AT&T"), MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corporation ("Sprint")). Our 1-Plus services are billed on a flat rate basis, where the cost of a call does not vary depending upon the distance of a call or the time of day or day of week when the call is originated or terminated. Our residential 1-Plus services are billed based on one minute increments, and business 1-Plus service is billed based on 6-second increments with a 30-second minimum.

         - Prepaid Phone Cards. We offer prepaid phone cards in domestic time increments of 1 hour and 30 minutes. These cards may be used for domestic and international calls. We also offer international prepaid phone cards that are denominated in dollar amounts. Charges are deducted from these cards based upon the rates applicable to the calls placed by cardholders.

         - MAXXCONNECT. In September 1998, we began providing Internet access through InteReach Internet Services, L.L.C. and also began providing Web-page development and hosting services for independent associates.

         Nutritional and Health Enhancement Products. We market a line of private label nutritional and health enhancement products to our independent associates and customers. Representative products include:

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

         Promotional Materials. We also derive revenues from the sale of various educational and promotional materials designed to aid our independent associates in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings and product and marketing brochures.

INDEPENDENT ASSOCIATE SUPPORT AND INFORMATION SYSTEMS

         We operate a call center where advisors answer independent associate questions and provide information to independent associates. The call center maintains a system that includes a current database of all independent associates, their downlines and their long distance customers. We believe that maintaining sophisticated and reliable transaction processing systems is essential for multi-level network marketing companies. We use a commission processing software system that incorporates the provisions of our marketing program for purposes of processing detailed and customized independent associate commission payments, monitoring and analyzing financial and operating trends and tracking each independent associate's downline. We also maintain transaction processing systems that facilitate the shipment of independent associate training and marketing materials. In addition, our order processing system tracks the receipt, storage, shipment and sale of our sales aid products.

SUPPLIERS

         We historically have not owned a long distance network. As a result, Maxxis Communications entered into the 1-Plus Agreement with CRC to allow our independent associates to market CRC's telecommunications services. Subscribers gathered by our independent associates were long distance customers on CRC's network, and CRC provided subscriber support. Subscribers had the right to change their service at any time. The 1-Plus Agreement, which expires on February 20, 2000, provides that we will have certain rights to the subscriber base developed under the agreement only upon generating certain minimum levels of monthly revenues for CRC. We have reached these minimum levels, and we have the right to market other carriers to the subscriber base in the event we contract with such carriers.

         During most of fiscal 1999 CRC was responsible for the accurate and prompt billing of these subscribers. The failure of CRC to accurately and promptly bill subscribers could lead to a loss of subscribers and could have a material adverse effect on our business, financial condition and operating results. In January of 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. A provision of our contract with IXC requires a minimum monthly commitment expiring in September 2000. We would be required to contract with other carriers if either the IXC or MCI WorldCom agreements were terminated, the usage or number of subscribers originated by our independent associates exceeded the capacity that these suppliers could provide or if IXC or MCI WorldCom failed to provide quality services. In such event, or in the event we otherwise elected to use other carriers, the cost paid by us for long distance services might exceed that paid under these agreements. If our agreements with IXC or MCI WorldCom are terminated, there can be no assurance that we could enter into new contracts with other suppliers.

         In November 1997, we began marketing a line of private label nutritional products. All of the nutritional products offered and distributed by us are developed and manufactured by third-party suppliers. Certain of the nutritional products offered by us are proprietary to these suppliers. We do not have any commitment that these suppliers and manufacturers will continue to sell us nutritional products. We believe that our relationships with our suppliers are satisfactory; however, there can be no assurance that any or all of these suppliers will continue to be reliable suppliers to us. Accordingly, there is a risk that any or all of our suppliers or manufacturers, including suppliers which provide proprietary products to us, could discontinue selling their nutritional products to us. In the event any of the third-party manufacturers become unable or unwilling to continue to provide the nutritional products in required volumes, we would be required to identify and obtain acceptable replacement sources, and we cannot guarantee that any alternative replacement sources would become available to us on a timely basis.

CUSTOMER SUPPORT

         During fiscal 1999, CRC was primarily responsible for the billing of long distance customers and for providing customer service. Certain of our communications services, including 1-Plus long distance and prepaid phone cards, are provided under CRC's state, national and international tariffs. We have been informed that CRC possesses all tariffs necessary to offer such services. After we received tariffs from certain state authorities in April 1999, we assumed the responsibility for billing long distance and customer service as we migrated customers from those states onto the Maxxis communications network. We provide our Internet access services through InteReach, which is responsible for billing certain Internet access customers and for providing customer support.

COMPETITION

         We face competition for our products and services and for independent associates.

         Communications Services. The United States long distance communications industry is intensely competitive, rapidly evolving and subject to rapid technological change. In addition, the industry is significantly influenced by the marketing and pricing practices of the major industry participants. AT&T, MCI WorldCom and Sprint are the dominant competitors in the domestic long distance communications industry. All of these companies are significantly larger than we are and have substantially greater resources. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, technical and other resources than us. These competitors employ various means to attract new customers, including television and other advertising campaigns, telemarketing programs, network marketing and cash payments and other incentives to new customers. Our ability to compete effectively depends upon, among other factors, our ability to offer high quality products and services at competitive prices. There can be no assurance that we will be able to compete successfully.

         Nutritional and Health Enhancement Products. We also compete in the highly competitive market of dietary supplements and health enhancement products. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, distributors, marketers, retailers and physicians that actively compete for the business of consumers. We compete with other providers of such nutritional and health enhancement products, especially retail outlets, based upon convenience of purchase, price and immediate availability of the purchased product. For the most part, our competitors offering comparable products are substantially larger and have available considerably greater financial resources. The market is highly sensitive to the introduction of new products (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products at competitive prices.

         Internet Access and Internet-Related Services. The market for the provision of Internet access and Internet-related services is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and operating results. Our current and future competitors include, without limitation, the following types of Internet access providers: (i) national commercial Internet service providers ("ISPs"); (ii) numerous regional and local commercial ISPs; (iii) established on-line commercial information service providers; (iv) national long distance carriers;
(v) regional telephone companies; and (vi) cable operators.

         Independent Associates. We compete for independent associates with other direct selling organizations, some of which have longer operating histories and greater visibility, name recognition and financial resources. The largest network marketing companies in our markets are: EXCEL Communications, Inc.; American Communications Network; BeautiControl Cosmetics, Inc.; HerbalLife International, Inc.; and Mary Kay, Inc. We compete for new independent associates on the basis of our reputation, perceived opportunity for financial success and quality and range of products offered for sale. We envision the entry of many more direct selling organizations into the marketplace. We cannot guarantee that we will be able to successfully meet the challenges posed by this increased competition. We also compete for the time, attention and commitment of our independent associates. Given that the pool of individuals interested in the business opportunities presented by direct selling is limited in each market, the potential pool of independent associates for our products and services is reduced to the extent other network marketing companies successfully attract these individuals. There can be no assurance that other network marketing companies will not convince our existing independent associates to join their organizations. In such event, our business, financial condition and operating results could be materially adversely affected.

PROPRIETARY RIGHTS

         We have applied for a federal registration for the mark "MAXXIS." In addition, we rely upon common law rights to protect other marks used by us and other rights that we consider to be our intellectual property. We cannot guarantee that our measures to protect our intellectual property will prevent or deter the use or misappropriation of our intellectual property by other parties. Our inability to protect our intellectual property from use or misappropriation from others could have a material adverse effect upon our business, financial condition and operating results. From time to time, companies may assert other trademark, service mark or intellectual property rights in marks (including the mark "MAXXIS") or other intellectual property used by us. We could incur substantial costs to defend any legal action taken against us. Our use of our trademarks, service marks or other rights could be found to infringe upon intellectual property rights of other parties. We could be enjoined from further infringement and required to pay damages. In the event a third party were to sustain a valid claim against us, and in the event any required license were not available on commercially reasonable terms, our business, financial condition and operating results could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of our resources, may also be necessary to enforce our intellectual property rights or to defend us against claimed infringement of the rights of others.

REGULATION

         Regulation of Long Distance Telephone Services. Various regulatory factors affect our financial performance and our ability to compete. CRC and Maxxis are telecommunications carriers, and both of our services are currently subject to federal, state and local regulation. Pursuant to the Communications Act , the FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications services. State regulatory authorities retain jurisdiction over the same facilities and services to the extent that they are used to provide intrastate communications services. Various international authorities may also seek to regulate the provision of certain services.

         Federal Regulation. The FCC does not require long distance telecommunications carriers to obtain prior authorization to provide domestic interstate services, including operator services, although such carriers currently must file tariffs at the FCC setting forth the rates, terms and conditions for such services. FCC regulations require telecommunications carriers to apply for and to obtain certification from the FCC prior to offering international services, and to file international tariffs with the FCC.

         CRC and Maxxis must comply with the requirements applicable to common carriers under the Communications Act, which include a duty to offer services upon request at reasonable rates and on nondiscriminatory terms and conditions. Long distance telecommunications carriers also are subject to a variety of miscellaneous regulations that, for example, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports and the payment of regulatory fees. Currently, FCC regulations also require long distance telecommunications carriers to permit resale of their transmission services, and local exchange carriers to provide all long distance carriers with equal access to local exchange facilities for purposes of origination and termination of long distance calls. If either or both of these requirements were eliminated, CRC and, therefore, us could be adversely affected.

         The FCC generally has the authority to condition, modify, cancel, terminate or revoke a carrier's authority to operate for failure to comply with federal laws or FCC orders, rules, regulations or policies. Fines or other penalties also may be imposed by such violations. The FCC has jurisdiction to act upon complaints against any telecommunications carrier for failure to comply with its statutory obligations. We cannot guarantee that the FCC or third parties will not raise issues regarding our compliance with applicable laws and regulations, which could have a material adverse effect on our business, financial condition and operating results.

         The enactment of the Telecommunications Act served to increase competition in the long distance market. The Telecommunications Act, among other things, allowed the Bell operating companies to provide long distance service outside of their local service territories, but barred them from immediately offering in-region, interLATA long distance services until they had satisfied certain conditions. A Bell operating company must apply to the FCC to provide in-region, interLATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that Bell operating companies open their own local markets to competition before the FCC will approve such application. We are unable to determine how the FCC will rule on any such applications. As a result of the Telecommunications Act, CRC and Maxxis may experience increased competition from others, including the Bell operating companies. In addition, both CRC and Maxxis may be subject to additional regulatory requirements and fees, including, without limitation, universal service assessments, additional access charge assessments, and payphone compensation surcharges resulting from the implementation of the Telecommunications Act.

         State Regulation. CRC and Maxxis are subject to varying levels of regulation in states in which each company provides long distance services. The vast majority of states require long distance carriers to apply for certificates to provide telecommunications services, or at least to register or to be found exempt from regulation, before they may commence providing intrastate long distance services. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. Also, a majority of states require long distance carriers to file and to maintain detailed tariffs listing rates for intrastate services. Many states also impose various reporting and fee requirements, including, without limitation, state universal service requirements. State regulatory agencies also generally require prior notice or approval for (i) transfers of control of certificated carriers, (ii) sales or transfers of carrier assets, including customer bases, (iii) carrier stock offerings and (iv) a carrier's incurrence of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state telecommunications regulatory agencies for failure to comply with state laws and rules, regulations and regulatory policies. Fines and other penalties may be imposed for such violations.

         We believe that CRC has made the necessary filings with the various state telecommunications regulatory agencies to provide intrastate long distance services in the states where CRC currently conducts its operations. We believe we have filed the necessary applications and tariffs with the states in order to provide intrastate long distance services prior to offering such services to its customers. We cannot guarantee that we will obtain all necessary authorizations, that CRC will maintain its necessary authorizations or that CRC will not provide services in a state where it is not properly certificate or terrified. The occurrence of any or all of the foregoing could have a material adverse effect on our business, financial condition or operating results.

         Regulation Affecting Nutritional and Health Enhancement Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our nutritional products are subject to regulation by a number of governmental agencies, the most active of which is the FDA, which regulates our products under the FDCA and regulations promulgated thereunder. Our products are also subject to regulation by the FTC, the CPSC, the USDA and the EPA. The FDCA has been amended several times with respect to dietary supplements, most recently by the NLEA and the DSHEA. Our nutritional products are generally classified and regulated as dietary supplements under the FDCA, as amended, and therefore are not subject to pre-market approval by the FDA. However, these products are subject to extensive labeling regulation by the FDA and can be removed from the market if shown to be unsafe. Moreover, if the FDA determines on the basis of our labeling or advertising claims, that the "intended use" of any of our nutritional products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the FDA can regulate those products as drugs and require pre-market clearance for safety and effectiveness. In addition, if the FDA determines that we have made claims regarding the effect of dietary supplements on the "structure or function" of the body, such claims could result in the regulation of such products as drugs.

         The FTC and certain states regulate advertising, product claims and other consumer matters, including advertising of our products. In the past several years, the FTC has instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials. We cannot guarantee that the FTC will not question our advertising or other operations. Moreover, we cannot guarantee that a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations. Furthermore, our independent associates and customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from independent associates, customers or others, including actions resulting in entries of consent decrees and the refund of amounts paid by the complaining independent associate or customer, refunds to an entire class of independent associates or customers, or other damages, as well as changes in our method of doing business. A complaint because of a practice of one independent associate, whether or not that practice was authorized by us, could result in an order affecting some or all independent associates in a particular state. In addition, an order in one state could influence courts or government agencies in other states. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our business, financial condition or operating results.

         Although many of the ingredients in our nutritional products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our nutritional products contain ingredients as to which there is little history of human consumption. We have not tested, and have not engaged any independent third party to test, any of our nutritional products. Accordingly, we cannot guarantee that our nutritional products, even when used as directed, will have the effects intended. Although we believe that our nutritional products are safe when consumed as directed, we have not sponsored clinical studies on the long-term effect of human consumption.

         Regulation of Network Marketing. Our multi-level network marketing system is subject to extensive government regulation, including, without limitation, federal and state regulations governing the offer and sale of business franchises, business opportunities and securities. Various governmental agencies monitor direct selling activities, and they could require us to supply information regarding our marketing plan at any time. Although we believe that our multi-level network marketing system is in material compliance with the laws and regulations relating to direct selling activities, we cannot guarantee that future legislation and regulations adopted in particular jurisdictions will not adversely affect our business, financial condition and operating results. We have not obtained no-action letters or advance rulings from any federal or state securities regulator or other governmental agency concerning the legality of our operations. Federal and state regulators may find our multi-level network marketing system to be in noncompliance with existing statutes or regulations as a result of, among other things, misconduct by our independent associates, over whom we have limited control, the ambiguous nature of certain of the regulations and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that we or our independent associates are not in compliance with existing statutes or regulations could require us to modify our multi-level network marketing system, create negative publicity, affect distributor morale and loyalty and have a material adverse effect on our business, financial condition and operating results. An adverse determination by any one state regulator on a regulatory matter could influence the decisions of regulatory authorities in other jurisdictions.

FACILITIES

         We operate out of offices in Atlanta, Georgia consisting of approximately 26,000 square feet of leased space for general and administrative office space, warehouse space and training space. We may be required to lease or build additional facilities, including at least one additional call center and new corporate headquarters, in order to adequately meet our future needs. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

EMPLOYEES

         As of June 30, 1999, we employed approximately 48 people. Our IAs are classified as independent contractors. Our employees are not unionized, and we believe our relationship with our employees is good.


ITEM 2. PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to our properties.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 1999.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of September 23, 1999, there were approximately 840 holders of our Common Stock of record. There is no established trading market for the Common Stock, and one is not expected to develop in the near future.

         From January to February of 1999, we conducted our public offering of common stock. Pursuant to this offering, we sold 46,450 shares of Common Stock at an offering price of $5.50 per share pursuant to a registration statement on Form S-1 (Commission File No. 333-38623). Our gross proceeds from the offering were approximately $255,475; our proceeds, net of offering expenses were approximately $1,000. During 1999, we used the proceeds from the offering to expand our communications business, develop additional product lines and for working capital and general corporate purposes.

         All outstanding shares of our Common Stock are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. We do not plan to declare any dividends in the immediate future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the periods presented. We were incorporated on January 24, 1997 and began operations in March 1997. Our fiscal year ends on June 30. The statement of operations data for the period from January 24, 1997 to June 30, 1997 (the "Inception Period") and the fiscal years ended June 30, 1998 and 1999 and the balance sheet data as of June 30, 1997, 1998 and 1999 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements for the Inception Period and the year ended June 30, 1999 were audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.

                                                            JANUARY 24, 1997
                                                              INCEPTION TO               YEAR ENDED JUNE 30,
                                                              JUNE 30, 1997           1998                1999
                                                            ----------------      -----------         ------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
     Communications services ..........................        $ 2,322,000         $ 5,293,000         $  8,416,000
     Nutritional products .............................                 --             526,000            1,371,000
     Marketing services ...............................            369,000           1,172,000            2,557,000
                                                               -----------         -----------         ------------
              Total net revenues ......................          2,691,000           6,991,000           12,344,000
                                                               -----------         -----------         ------------

Cost of services:
     Communications services ..........................            761,000           1,351,000            2,166,000
     Nutritional products .............................                 --             294,000              662,000
     Marketing services ...............................            255,000             431,000              947,000
                                                               -----------         -----------         ------------
              Total cost of services ..................          1,016,000           2,076,000            3,775,000
                                                               -----------         -----------         ------------
Gross margin ..........................................          1,675,000           4,915,000            8,569,000
                                                               -----------         -----------         ------------
Operating expenses:
     Selling and marketing ............................          1,089,000           2,665,000            5,373,000
     General and administrative .......................            660,000           2,344,000            4,376,000
                                                               -----------         -----------         ------------
              Total operating expenses ................          1,749,000           5,009,000            9,749,000
                                                               -----------         -----------         ------------
Interest expense ......................................                 --               2,000              356,000
                                                               -----------         -----------         ------------
Loss before income tax benefit ........................            (74,000)            (96,000)          (1,536,000)
Income tax benefit ....................................                 --                  --                   --
                                                               -----------         -----------         ------------
Net loss ..............................................        $   (74,000)        $   (96,000)        $ (1,536,000)
                                                               ===========         ===========         ============

PER SHARE DATA:
Net loss per share ....................................        $     (0.05)        $     (0.06)               (0.96)
                                                               ===========         ===========         ============
Weighted average number of shares outstanding .........          1,571,187           1,571,187            1,594,387
                                                               ===========         ===========         ============


                                                                                           AS OF JUNE 30,
                                                                   1997                1998                1999
                                                               -----------         -----------         ------------
BALANCE SHEET DATA:
Working capital .......................................        $   (13,000)        $   180,000         $ (1,942,000)
Property and equipment, net ...........................             92,000             169,000            5,842,000
Total assets ..........................................            596,000           1,263,000            8,286,000
Long-term obligations .................................                 --                  --            4,005,000
Shareholders' equity (deficit) ........................            293,000             484,000           (1,014,000)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth elsewhere in this Report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

         We market communications and Internet services and nutritional and health enhancement products through our multi-level network marketing system of independent associates. We operate through our subsidiaries: Maxxis 2000; Maxxis Communications; and Maxxis Nutritionals.

         We are a network marketing company that currently markets 1-Plus long distance service, prepaid phone cards, 800 service and international telecommunications services, Internet access and Web-page development and hosting services, and nutritional and health enhancement products. We believe that our marketing system allows us to obtain customers for our products and services in a cost effective manner. We believe that our marketing system also enhances customer retention because of the personal relationships between our independent associates and their customers. We believe that the telecommunications customers obtained by our independent associates are also potential customers for our nutritional and health enhancement products and Internet-related services.

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: (i) sales of prepaid phone cards to our independent associates; (ii) usage and fees from long distance services provided by the Maxxis network, net of allowances for bad debt and billing adjustments; (iii) commissions from our agreement with CRC whereby we receive a percentage of the long distance billings received by CRC from the customers originated by our independent associates, net of allowances for bad debts and billing adjustments; and (iv) subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees, there is generally a delay of up to two to three months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive revenues from such customer's usage. In the future, we believe that revenues generated on the sales of 1-Plus long distance services will constitute an increasing percentage of our total revenues.

         Nutritional products revenues include sales of private-label nutritional products to our nutrition customers. During fiscal 1999, we began marketing new health enhancement products and additional nutritional products, including a weight management program and skin care system. Marketing services revenues include application fees from independent associates and purchases of sales aids by independent associates, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. Marketing services revenues also include training fees paid by senior associates and "managing directors" or "MDs." To become an independent associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit. Independent associates also pay an annual non-refundable fee, which we amortize into revenues over the renewal period, in order to maintain their status as an independent associate. MDs must attend continuing education training schools each year which also are subject to a fee. The training fees are recognized at the time the training is received. We do not receive any fees from independent associates for the training provided by MDs or national training directors.

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Historically, communications services cost has consisted primarily of the cost of providing service for prepaid phone cards; since April 1999, communications services cost also includes the network services cost to provide or purchase 1-Plus long distance services. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing independent associate distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to independent associates based on:
(i) sales of products to new independent associates sponsored into Maxxis; (ii) usage of long distance services by customers; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for independent associate support services, information systems services and administrative personnel to support our operations and growth.

         Maxxis has a limited operating history, and our operations are subject to the risks inherent in the establishment of any new business. We expect that we will incur substantial initial expenses, and there can be no assurance that we will maintain profitability. If we continue to grow rapidly, we will be required to continually expand and modify our operational and financial systems, add additional independent associates and new customers, and train and manage both current and new employees and independent associates. Such rapid growth would place a significant strain on our operational resources and systems, and the failure to effectively manage any such growth could have a material adverse effect on our business, financial condition and operating results.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues attributable to each category for the periods shown.


                                                            JANUARY 24, 1997        YEAR ENDED JUNE 30,
                                                             (INCEPTION) TO        ---------------------
                                                            ----------------        1998           1999
                                                             JUNE 30, 1997         ------         ------
Net revenues:
     Communications services .........................             86%                76%            68%
     Nutritional products ............................             --                  7             11
     Marketing services ..............................             14                 17             21
                                                                -----              -----          -----
         Total net revenues ..........................            100%               100%           100%
                                                                =====              =====          =====

Cost of services:
     Communications services .........................             28%                19%            18%
     Nutritional products ............................             --                  4              5
     Marketing services ..............................             10                  6              8
                                                                -----              -----          -----
         Total cost of services ......................             38                 29             31

Operating expenses:
     Selling and marketing ...........................             41                 38             44
     General and administrative ......................             24                 34             35
                                                                -----              -----          -----
         Total operating expenses ....................             65%                72%            79%
                                                                =====              =====          =====

         We were incorporated in January 1997 and commenced operations in March 1997. No comparisons are presented for the year ended June 30, 1998 compared to the Inception Period because we commenced operations in March 1997 and we do not believe the comparisons would be meaningful.

    Year Ended June 30, 1999 compared with June 30, 1998

         Net Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services. Total net revenues increased $5.4 million, or 77%, to $12.3 million for fiscal year ended June 30, 1999 from $7.0 million for the same period in 1998. The increase in total net revenues was primarily due to the growth in the number of IAs enrolled in the Maxxis marketing network.

         Communications services revenues consist of sales of prepaid phone cards to IAs and commissions, fees and revenues generated from long distance customers and fees generated from Internet services and web hosting activities. Communications services revenues increased $3.1 million, or 59%, to $8.4 million for fiscal 1999 from $5.3 million for the same period in 1998. This increase was primarily due to increased phone card sales to our IAs and increased long distance telephone commissions resulting from our larger communications customer base.

         Nutritional products revenues consist of sales of private label nutritional products. Nutritional products revenues increased $845,000, or 161%, to $1.4 million for fiscal 1999 from $526,000 for fiscal 1998. This increase was primarily due to the fact that we did not begin selling nutritional products until November 1997 combined with the more expansive product line we offered during fiscal 1999.

         Marketing services revenues consist of application fees paid by independent associates, purchases of sales aids by independent associates, registration fees for the annual Summit marketing meeting and training fees paid to become a MD. Marketing services revenues increased $1.4 million, or 118%, to $2.6 million for fiscal 1999 from $1.2 million for the same period in 1998. This increase was due to the growth in the numbers of IAs and the increased attendance of the IAs at our Summit meeting and our training schools along with an increase in the price of our distribution kits.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for fiscal 1999 was $3.8 million, or 31% of total net revenues, as compared to $2.1 million, or 30% of total net revenues, for the same period in 1998. The increase in total cost of services as a percentage of total net revenues was primarily the result of flat communications services margins which was mitigated by an improvement in nutritional product and marketing services margins.

         Communications services cost consists primarily of the cost of purchasing activated prepaid phone cards from CRC and other outside vendors as well as the costs we incur in the operation of the Maxxis Switch. Communications services cost was $2.2 million, or 18% of total net revenues, for fiscal 1999, as compared to $1.4 million, or 19% of total net revenues, for the same period in 1998. Nutritional products cost was $662,000 or 5% of total net revenues for fiscal 1999 as compared to $294,000, or 4% of total revenues for the comparable 1998 period. Marketing services cost was $947,000, or 8% of total net revenues, for fiscal 1999 as compared to $431,000, or 6% of total net revenues, for the same period in 1998. The increase in marketing services cost as a percentage of total net revenues was primarily due to higher costs associated with our 1999 annual Summit meeting for our IAs.

         Gross Margin. Gross margin increased to $8.6 million for fiscal 1999 from $4.9 million for the same period in 1998. As a percentage of total net revenues, gross margin declined to 69% for fiscal 1999 from 70% for fiscal 1998.

         Operating Expenses. Selling and marketing expenses consist of commissions paid to independent associates based on (i) sales of products to new independent associates sponsored into Maxxis, (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. For fiscal 1999, selling and marketing expenses were $5.4 million, or 44% of total net revenues, as compared with $2.7 million, or 38% of total net revenues, for the same period in 1998. Selling and marketing expenses increased as a percentage of net revenues primarily for fiscal 1999 primarily because of an incentive trip and other awards which were provided to our best performing independent associates. General and administrative expenses were $4.4 million, or 35% of total net revenues for 1999, as compared to $2.3 million, or 34% of total net revenues, for the same period in 1998. General and administrative expenses increased as a percentage of total revenues in fiscal 1999 due to higher legal and other expenses in connection with our public stock offering and the filing of tariffs in various states to offer long distance service. Total operating expenses increased to 79% of net revenues for fiscal 1999 from 72% of net revenues for fiscal 1998.

         Interest Expense. For the year ended June 30, 1999, interest expense was $356,000. The expense was largely comprised of interest cost related to the Maxxis Switch and also included interest on the line of credit facility, partially offset by interest earned on overnight cash balances. Interest expense of $2,000 in fiscal 1998 was largely related to a loan from a Company officer.

         Net Loss. Net loss for fiscal 1999 was $1.6 million as compared to a net loss of $96,000 for the same period in 1998.

YEAR ENDED JUNE 30, 1998

         Maxxis was incorporated in January 1997 and commenced operations in March 1997. No comparisons are presented for the year ended June 30, 1998 compared to the Inception Period because Maxxis commenced operations in March 1997, and we believe the comparisons would not be meaningful. Similarly, no comparisons are presented for the Inception Period because Maxxis was not in existence for the corresponding period in 1996.

INCEPTION PERIOD (JANUARY 24, 1997 TO JUNE 30, 1997)

         Net Revenues. For the Inception Period, communications services revenues were $2.3 million, or 86% of total revenues, and marketing services revenues were $369,000, or 14% of total revenues. Communications services revenues consist of sales of prepaid phone cards by and to our IAs and commissions and fees generated from long distance usage customers. This amount was minimal for the Inception Period because no customers were utilizing long distance services until May 1997. Marketing services revenues include application kit fees from IAs, purchases of sales aids by IAs and training fees paid to become a MD.

         Cost of Services. Communications services cost was $761,000, or 28% of total revenues, for the Inception Period. Communications services costs include the cost of purchasing activated prepaid phone cards. Marketing services cost, which includes the costs of application kits and promotional materials, was $255,000, or 10% of total revenues, for the Inception Period.

         Operating Expenses. Selling and marketing expenses principally consist of commissions paid to IAs based on (i) sales of products and services to new IAs sponsored into Maxxis (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. Selling and marketing expenses were $1.1 million, or 41% of total revenues, for the Inception Period. General and administrative expenses were $660,000, or 25% of total revenues, for the Inception Period. General and administrative expenses consist primarily of salary expense for our customer service personnel, office staff and executive personnel. Such expenses also include costs for IA support services and information systems services.

SEASONALITY AND UNAUDITED QUARTERLY FINANCIAL INFORMATION

         We have historically experienced, and expects to continue to experience, significant seasonal fluctuations in the recruitment of its IAs and the sale of its products and services. Our annual summit occurs in the first quarter of our fiscal year, which has historically caused an increase in the number of our IAs and sales of our products and services. Historically, revenues have been lower in the second quarter than in other quarters of a given year because of the number of new IAs added and product and service sales have historically declined during the holiday season. Our operating results may vary significantly in the future, partly due to such seasonal fluctuations. We believe that recruitment of IAs and sales of our products and services will continue to follow this seasonal cycle. Our quarterly results may fluctuate significantly as a result of such seasonality. Because of the potential quarterly fluctuations in our revenue and operating results, results for any particular quarter may not be indicative of future quarterly or annual results.

                                                                                QUARTER ENDED
                                                   --------------------------------------------------------------------------
                                                   SEPT. 30, 1998       DEC. 31, 1998       MAR. 31, 1999       JUNE 30, 1999
                                                   --------------       -------------       -------------       -------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Communications services ...................        $ 3,686,000          $ 1,435,000        $ 1,166,000         $ 2,129,000
  Nutritional products ......................            375,000              255,000            303,000             438,000
  Marketing services ........................          1,042,000              398,000            427,000             690,000
                                                     -----------          -----------        -----------         -----------
        Total net revenues ..................          5,103,000            2,088,000          1,896,000           3,257,000
                                                     -----------          -----------        -----------         -----------
Cost of services:
  Communications services ...................            706,000              201,000            120,000           1,139,000
  Nutritional products ......................            202,000              159,000            118,000             183,000
  Marketing services ........................            552,000               84,000            183,000             128,000
                                                     -----------          -----------        -----------         -----------
        Total cost of services ..............          1,460,000              444,000            421,000           1,450,000
                                                     -----------          -----------        -----------         -----------
Gross margin ................................          3,643,000            1,644,000          1,475,000           1,807,000
                                                     -----------          -----------        -----------         -----------
Operating Expenses:
  Selling and marketing .....................          2,005,000            1,054,000          1,126,000           1,188,000
  General and administrative ................            778,000            1,073,000            903,000           1,622,000
                                                     -----------          -----------        -----------         -----------
        Total operating expenses ............          2,783,000            2,127,000          2,029,000           2,810,000
                                                     -----------          -----------        -----------         -----------
Interest income (expense) ...................                 --                5,000           (179,000)           (182,000)
                                                     -----------          -----------        -----------         -----------
Income (loss) before income tax benefit .....            860,000             (478,000)          (733,000)         (1,185,000)
Income tax provision (benefit) ..............            280,000             (130,000)          (150,000)                 --
                                                     -----------          -----------        -----------         -----------
Net (loss) income ...........................        $   580,000         $   (348,000)       $  (583,000)        $(1,185,000)
                                                     ===========          ===========        ===========         ===========

Net (loss) income per share:
  Basic .....................................        $      0.37         $      (0.22)       $     (0.37)        $     (0.74)
                                                     ===========          ===========        ===========         ===========
  Diluted ...................................        $      0.36         $      (0.22)       $     (0.37)        $     (0.74)
                                                     ===========          ===========        ===========         ===========

LIQUIDITY AND CAPITAL RESOURCES

         From January to February of 1999, we conducted our public offering of common stock. Pursuant to this offering, we sold 46,450 shares of Common Stock at an offering price of $5.50 per share pursuant to a registration statement on Form S-1 (Commission File No. 333-38623). Our proceeds from the offering were approximately $255,475; our proceeds, net of offering expenses were approximately $1,000. During 1999, we used the proceeds from the offering to expand our communications business, develop additional product lines and for working capital and general corporate purposes.

         On November 22, 1998, we entered into a line of credit with the Maxxis Millionaire Society, a Georgia partnership. The line of credit was amended on May 1, 1999. Ivey Stokes, our Chairman, Chief Executive Officer and President, and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society. Pursuant to the line of credit, Maxxis may borrow up to $2,000,000 at 10% annual interest. No advances or interest thereon pursuant to the line of credit are payable until November 22, 2000. As of June 30, 1999, $1,390,000 principal amount was outstanding pursuant to the line of credit.

         In November 1997, we entered into a demand promissory note to fund expenses incurred in connection with the launch of our nutritional product line. As of March 23, 1998, we had borrowed $200,000 under such promissory note. On March 23, 1998, we converted the outstanding principal amount under the promissory note into units ("Units") at a price of $5.50 per Unit with each Unit consisting of one share of convertible preferred stock (the "Preferred Stock") and a warrant (a "Warrant") to purchase one share of Common Stock at a price of $5.50 per share. The Preferred Stock is: (i) non-voting; (ii) entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event; (iii) entitled to a liquidation preference over the Common Stock; and (iv) convertible into Common Stock at the option of the holder at any time commencing 14 months following the date of the issuance of the Preferred Stock and automatically upon the closing of a public offering that occurs at least 14 months following the issuance of the Preferred Stock and that provides us with gross proceeds of at least $7,500,000. The Warrants are entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event, are not exercisable until 14 months following their date of issuance and remain exercisable at the option of the holder until the seventh anniversary of their issuance. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock and any additional preferred stock that may be issued in the future.

         In February 1998, we entered into a note with Thomas O. Cordy (the "Cordy Note") to memorialize a loan in December 1997 of $53,000 from Mr. Cordy to us to fund certain operational expenses. As of June 30, 1998, the Cordy Note had been repaid in full.

         We anticipate that cash generated from operations, together with additional borrowings or equity financings, will be sufficient to meet our capital requirements for the next 12 months. However, if we do not receive sufficient funds from its operations and borrowings and equity financings to fund its operations, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on the our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, additional lines of credit and private equity and debt financings. Our cash and financing needs for 1999 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through its IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi-level network marketing system. We have not identified financing sources to fund such cash needs in 1999 and beyond. There can be no assurance that we will be able to raise any such capital on acceptable terms or at all.

         During 1999, we used net cash of $177,000 in operating activities, as compared to net cash provided by operating activities of $235,000 for 1998. Operating activities for 1999 consisted primarily of $1.5 million of net loss and $1.4 million of changes in assets and liabilities, which were offset by $501,000 of non-cash expenses.

         Cash used in investing activities was $741,000 for 1999, as compared to $185,000 for 1998. Investing activities for 1999 consisted primarily of software development and organizational costs of $362,000, capital expenditures totaling $279,000 and an investment in an internet service provider of $100,000.

         Cash provided from financing activities was $566,000 for 1999, as compared to $287,000 for 1998. Financing activities for 1999 consisted primarily of $1,390,000 borrowed pursuant to our line of credit and $1,000 of proceeds from our public offering, which amounts were partially offset by payments of $825,000 on lease obligations.

YEAR 2000 COMPLIANCE

         Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000. Our business and relationships with our customers and IAs depends significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of these programs, systems or networks to successfully address the Year 2000 problem could have a material adverse effect on our business, financial condition and results of operations. The Maxxis Switch is not Year 2000 compliant. Although we expect that the transactions processed through the Maxxis Switch will be Year 2000 compliant by mid-December 1999, there is no assurance that we will be able to successfully address the Year 2000 problem with respect to the Maxxis Switch by mid-December 1999 or at all. Our failure to solve this issue could result in serious financial harm due to the fact that we could lose a portion of or all of the revenues that would otherwise be obtained from traffic routed over the Maxxis Switch.

         We have conducted reviews to assess the extent to which our internal systems and software and the network connections it maintains are adequately programmed to address the Year 2000 issue. In addition, our ability to provide services and support to our customers and IAs depends upon the continued functioning of the software programs, operating systems and networking used by its vendors and suppliers. We are also assessing the extent to which our vendors and suppliers have successfully addressed the Year 2000 problem. It currently is impossible for us to predict the potential expenditures that may be required or the delay or interruption in service that may result due to the Year 2000 problem. Based on these reviews, we expect to complete the necessary steps to address potential operating issues in connection with the Year 2000 problem. Any failure by us or our vendors or suppliers to successfully address the Year 2000 problem could significantly interrupt our business operations and have a material adverse effect on our business, financial condition and results of operations. We have established certain contingency plans relative to our most critical operating procedures.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements, including our consolidated balance sheets as of June 30, 1998 and 1999 and consolidated statements of operations, shareholders' equity (deficit) and cash flows for period from Inception (January 24, 1997) to June 30, 1997 and for each of the two years in the period ended June 30,

1999 together with the report thereof of Arthur Andersen LLP, dated September 17, 1999 are included on pages F-1 through F-19 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         We had no disagreements on accounting or financial disclosure matters with our accountants nor did we change accountants during the year ended June 30, 1999.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Our directors and executive officers are set forth below. Our Board of Directors consists of nine directors divided into three classes of directors, serving staggered three-year terms. Our directors and executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Our directors are elected at the annual meeting of shareholders. Our officers are appointed at the Board's first meeting after each annual meeting of shareholders. The ages of the persons set forth below are as of September 30, 1999.

                                                                                                                 TERM AS
                                                                                                                DIRECTOR
NAME                                   AGE                         POSITION                                      EXPIRES
----                                   ---                         --------                                      -------

Ivey J. Stokes ....................    40        Chairman of the Board of Directors, Chief Executive               2001
                                                 Officer and President
Alvin Curry .......................    42        Chief Operating Officer and Director                              2001
Daniel McDonough ..................    52        Chief Financial Officer and Secretary                               --
Larry W. Gates, II ................    36        Vice President and Director                                       1999
Charles P. Bernstein ..............    48        Director                                                          2000
Thomas O. Cordy ...................    58        Director                                                          2001
Robert James Glover, Jr ...........    38        Director                                                          1999
Terry Harris ......................    44        Director                                                          2000
Philip E. Lundquist ...............    63        Director                                                          2000
John D. Phillips ..................    56        Director                                                          1999

         IVEY J. STOKES has served as our Chairman of the Board of Directors since our inception and as our Chief Executive Officer and President since September 1999. Mr. Stokes began his marketing career in 1982 at A.L. Williams Corporation ("A.L. Williams") where he became one of less than 400 National Sales Directors out of 1.3 million insurance agents. In March 1991, Mr. Stokes left the financial services industry to launch his own independent marketing firm, Global Marketing Alliance ("Global Alliance"). Over the next five years, Mr. Stokes became one of the leading money earners in several national network marketing firms. Mr. Stokes' marketing firm, Global Alliance, has sponsored and trained over 150,000 distributors since 1991. Mr. Stokes has a bachelors degree in industrial management from the Georgia Institute of Technology.

         THOMAS O. CORDY has served as a director since May 1997. Mr. Cordy served as our Chief Executive Officer and President from May 1997 to September 1999. Prior to joining us, he served as President and Chief Executive Officer of CI Cascade Corp. Mr. Cordy currently serves as Vice Chairman of the Board of Trustees of Clark Atlanta University, Chairman of the Board of Renaissance Capital Corporation and as a Director of Cox Enterprises. Mr. Cordy has a bachelors degree from Morehouse College and a masters degree from Atlanta University. Mr. Cordy has attended the Stanford Executive Program at the Stanford School of Business and the University of Oklahoma National Lending School.

         DANIEL MCDONOUGH has served as our Chief Financial Officer since October 1997. Prior to his employment with us, Mr. McDonough provided financial consulting services to a number of start up companies at Creative Benefits, Inc. In addition, from 1992 to 1994, Mr. McDonough was the controller of Jostens Learning Corporation, a $75.0 million technology company specializing in educational software. Prior to his employment with Jostens, Mr. McDonough served as assistant controller to Alumax, Inc., a $2.5 billion integrated aluminum company with over 100 manufacturing operations throughout the United States. From 1973 to 1980, Mr. McDonough was employed by Price Waterhouse & Co. Mr. McDonough is a licensed CPA and also holds a masters of business administration degree from the University of Buffalo.

         LARRY W. GATES, II has served as Vice President since our inception and as a director since May 1997. Mr. Gates became a part-time independent insurance agent for A.L. Williams in 1989 while serving in the U.S. Army. In 1993, he left the financial services industry and became a full-time independent marketer of telecommunications services through his own independent marketing firm, Classic Enterprises. Mr. Gates built a downline of over 10,000 distributors between 1993 and 1996. Mr. Gates has an associates degree from Pierre College.

         CHARLES P. BERNSTEIN has served as a director since May 1997. Since 1992, Mr. Bernstein has also served as President of Harvest Mortgage Co. From 1989 to 1992, Mr. Bernstein was the Vice President of Nationwide Mortgage Resources, an underwriter and servicer of loans on residential and commercial real estate. Mr. Bernstein holds an associates degree from the University of South Carolina.

         ALVIN CURRY has served as a director since our inception. He also serves as our Executive Vice President and Chief Operating Officer. Mr. Curry started his marketing career in 1986 with A.L. Williams, where he attained the position of Senior Vice President in less than three years. In March 1991, Mr. Curry left the financial services industry to join Mr. Stokes in Global Alliance. Mr. Curry attended Northwest Mississippi Junior College and Tacoma Community College, and he received a degree from the Knapp College of Business.

         ROBERT JAMES GLOVER, JR. has served as a director since our inception. Mr. Glover started his marketing career as an independent insurance agent with A.L. Williams in 1985, where he attained the sales position of Senior Vice President. In December 1993, Mr. Glover left the financial services industry and became an independent marketer of telecommunications services through his own independent marketing firm, Glover Enterprises. Mr. Glover's network marketing firm has sponsored and trained over 10,000 distributors. Mr. Glover attended Maryland University.

         TERRY HARRIS has served as a director since May 1997. Since 1982, Mr. Harris has served as Pastor and President of Tacoma Christian Center Inc. Mr. Harris has a bachelors degree from the University of Puget Sound and attended Rhema Bible School.

         PHILIP E. LUNDQUIST has served as a director since May 1997. He also serves as Chairman of Christopher Partners Inc. Since 1988, Mr. Lundquist has owned and operated an investment banking consulting company as a sole proprietorship. From 1985 to 1988, Mr. Lundquist was the Director of Corporate Finance for Deloitte Haskins & Sells in Atlanta, Georgia. Mr. Lundquist has a bachelors degree from Williams College and attended the Institute of Investment Banking at the Wharton School, University of Pennsylvania.

         JOHN D. PHILLIPS has served as a director since April, 1999. Since December 1998, Mr. Phillips has served as the President and Chief Executive Officer of World Access Corporation. Mr. Phillips was Chairman of the Board and Chief Executive Officer of Cherry Communications Incorporated d/b/a Resurgens Communications Group ("RCG") and Cherry Communications U.K. Limited from October 1997 until December 1998, when both companies were acquired by World Access, Inc. In October 1997, RCG filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. World Access acquired RCG pursuant to RCG's resulting plan of reorganization. He was President, Chief Executive Officer and a director of Metromedia International Group, Inc. from November 1995 until December 1996. Metromedia was formed in November 1995 through the merger of The Actava Group, Inc. ("Actava"), Orion Pictures Corporation, MCEG Sterling Incorporated and Metromedia

International Telecommunications, Inc. He served as President, Chief Executive Officer and a director of Actava from April 1994 until November 1995. In May 1989, Mr. Phillips became Chief Executive Officer of Resurgens Group, Inc. and served in this capacity until September 1993 when Resurgens Group, Inc. merged with Metromedia Communications Corporation and WorldCom.


COMMITTEES OF THE BOARD

         The Executive Committee of our Board of Directors exercises, during the interval between Board meetings, all of the powers of our Board of Directors with certain limitations. During the year ended June 30, 1999, the Executive Committee was composed of Thomas O. Cordy, Alvin Curry and Ivey J. Stokes and held three meetings.

         The Audit Committee of the Board of Directors reviews, with our independent public accountants, our annual financial statements, reviews the work of such independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of our financial and accounting functions, organization, operations and management. During the year ended June 30, 1999, the Audit Committee was composed of Charles P. Bernstein, Terry Harris and Philip E. Lundquist and held one meeting.

         The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of our officers and administers the issuance of stock options to our officers, employees, consultants and advisors. The Compensation Committee also reviews general policy matters relating to the compensation and benefits of our employees. During the year ended June 30, 1999, the Compensation Committee was composed of Charles P. Bernstein, Terry Harris and Philip E. Lundquist and held one meeting.

         We do not have a standing nominating committee. The Board of Directors or the Executive Committee nominates candidates to stand for election as directors. Our Amended and Restated Bylaws permit shareholders to make nominations for directors but only if such nominations are made pursuant to timely notice in writing to the Secretary of Maxxis. To be timely, notice of shareholder nominations for directors must be delivered in writing to the Secretary of Maxxis no later than 90 days prior to the anniversary of the previous year's annual meeting, together with the identity of the nominator and the number of shares of Common Stock owned, directly or indirectly, by the nominator.

         During the year ended June 30, 1999, our Board of Directors held four meetings. John D. Phillips was elected to the Board at its April meeting, but has not attended any meetings. With the exception of Mr. Phillips, all of our directors have attended 75% or more of the aggregate of all Board meetings and all meetings of committees of which they were members.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Members of the Board of Directors are reimbursed for their out-of-pocket expenses for each meeting attended, but otherwise serve without compensation.

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer during the years ended June 30, 1999 and 1998 and the Inception Period. No other executive officers received a combined salary and bonus in excess of $100,000 during the years ended June 30, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                   ANNUAL COMPENSATION
                                                                                 -----------------------
NAME AND PRINCIPAL POSITION                                    PERIOD             SALARY        BONUS(1)
---------------------------                                  -----------         --------      ---------

Thomas O. Cordy.....................................         Fiscal 1999         $ 41,600      $ 83,400
Chief Executive Officer and President                        Fiscal 1998           41,600      $ 83,400

---------------
(1) Represents amounts accrued as bonus compensation for the periods presented.

OPTION GRANTS DURING 1999

         As of June 30, 1999, no options had been granted to our Chief Executive Officer, and no executive officer received a combined salary and bonus in excess of $100,000 during the year ended June 30, 1999.

EMPLOYMENT AGREEMENT

         We entered into an employment agreement (the "Cordy Agreement") with Mr. Cordy on May 1, 1997. In September 1999, Mr. Cordy resigned as our Chief Executive Officer and President. At the time of Mr. Cordy's resignation, our Executive Committee appointed our Chairman of the Board, Ivey J. Stokes, to serve as our Chief Executive Officer and President. Mr. Stokes is not presently a party to an employment agreement with us.

SALES REPRESENTATIVE AGREEMENTS

         We entered into independent sales representative agreements (collectively, the "Sales Representative Agreements") with ten independent sales representatives, including Messrs. Stokes, Gates and Glover. The Sales Representative Agreements provide for a minimum fee of $800.00 per week. Each sales representative is also be eligible to receive quarterly payments of a performance bonus which is a percentage of total revenue from Maxxis 2000. To be paid a bonus, a sales representative must have 180 new activations in a quarter. The bonus amount is then determined by the number of open centers in that quarter. The bonus ranges from 1% of total revenue from Maxxis 2000 if four centers are opened to 5% of the revenue if 20 centers are opened. Each sales representative is an independent contractor, and we do not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

         Each of the Sales Representative Agreements has a term of one year, and the term renews daily for an additional year until either party fixes the remaining term at one year by giving written notice. We can terminate each sales representative upon death or disability (as defined in the Sales Representative Agreements) or with or without cause upon delivery to the sales representative of a notice of termination. If a sales representative is terminated, the sales representative will receive any accrued fees through the termination date and any accrued performance bonus, unless the sales representative is terminated for cause. If the sales representative is our director or officer, the sales representative shall tender his resignation to such positions effective as of the termination date. Under the Sales Representative Agreements, each sales representative agrees to maintain the confidentiality of our trade secrets and confidential business information.

CONSULTING AGREEMENT

         In September 1997, we entered into a consulting agreement with Mr. Robert P. Kelly. The consulting agreement provides for a minimum weekly salary, and the consultant may participate in a bonus program and is eligible to receive quarterly or annual payments of a performance bonus based upon the achievement of targeted levels of performance and such other criteria as the Board of Directors shall establish from time to time. The consultant is an independent contractor, and we do not exercise control over the activities of the consultant other than as set forth in the consulting agreement.

         The consulting agreement has a term of one year, and the term renews daily for an additional year until either party fixes the remaining term at one year by giving written notice. We can terminate the consultant upon death or disability (as defined in the consulting agreement) or with or without cause upon delivery to the consultant of a notice of termination. If the consultant is terminated because of death, disability or cause, the consultant will receive any accrued fees through the termination date and any accrued performance bonus, unless the consultant is terminated for cause. If the consultant is terminated without cause, we shall pay the consultant severance payments equal to his minimum base salary for each week during the six-month period following the termination date.

         Under the consulting agreement, the consultant agrees to maintain the confidentiality of our trade secrets and confidential business information. The consultant also agrees for a period of one year following the termination date, if he is terminated or resigns for any reason, not to compete with or solicit our employees or customers within a 30-mile radius of our corporate offices; provided, that if the consultant is terminated without cause, the non-compete period shall be six months.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Pursuant to its Amended and Restated Articles of Incorporation, we are obligated to indemnify each of our directors and officers to the fullest extent permitted by the Georgia Business Corporation Code with respect to all liability and loss suffered and reasonable expenses incurred by such person in any action, suit or proceeding in which such person was or is made or threatened to be made a party or is otherwise involved by reason of the fact that such person is or was our director or officer. We are obligated to pay the reasonable expenses of our directors and officers incurred in defending such proceedings if the indemnified party agrees to repay all amounts advanced by us if it is ultimately determined that such indemnified party is not entitled to indemnification.

STOCK OPTION PLAN

         On September 16, 1998, the Board of Directors adopted the Maxxis Group, Inc. 1998 Stock Option Plan (the "Option Plan"), which permits us to grant options to purchase shares of Common Stock to our officers, directors, key employees, advisors and consultants. The purpose of the Option Plan is to advance the interests of Maxxis, its subsidiaries and its shareholders by affording certain employees and directors of Maxxis and its subsidiaries, as well as key consultants and advisors to Maxxis or any subsidiary, an opportunity to acquire or increase their proprietary interests in Maxxis. Options granted under the Option Plan are intended to promote our growth and profitability by providing the optionees with an additional incentive to achieve our objectives through participation in our success and growth and by encouraging optionees to continue their association with or service to us.

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

         Subject to shareholder approval, the aggregate number of shares of Common Stock reserved for the issuance of options under the Option Plan will be 300,000 shares, subject to adjustment in accordance with the Option Plan. Any or all shares of Common Stock subject to the Option Plan may be issued in any combination of ISOs or Non-Qualified Options, and the amount of Common Stock subject to the Option Plan may be increased from time to time, subject to shareholder approval. Shares subject to an option may be either authorized and unissued shares or shares issued and later reacquired by us. The shares covered by any unexercised portion of an option that has terminated for any reason may again be optioned or awarded under the Option Plan, and such shares shall not be considered as having been optioned in computing the number of shares of Common Stock remaining available for options under the Option Plan.

         The class of persons eligible to participate in the Option Plan shall consist of all persons whose participation in the Option Plan the Committee determines to be in our best interests which shall include, but not be limited to, all employees and directors of Maxxis, as well as key consultants and advisors to Maxxis. The Committee will have the power to specify, with respect to the Options granted to a particular Optionee, the effect of the termination of such Optionee's employment or service under various circumstances on such Optionee's right to exercise an Option, which effect may include immediate or deferred termination of such Optionee's rights under an Option, or acceleration of the date at which an Option may be exercised in full. As of September 30, 1999, options to purchase 74,634 shares of Common Stock were outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 23, 1999 by: (i) each person known by us beneficially to own more than 5% of the outstanding shares of the Common Stock; (ii) each of our directors; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all persons listed have sole voting and investment power with respect to their shares.

                                                                     AMOUNT OF     PERCENTAGE OF
                                                                     BENEFICIAL    COMMON STOCK
NAME AND ADDRESS(A) OF BENEFICIAL OWNER                             OWNERSHIP(B)    OUTSTANDING
---------------------------------------                             ------------   -------------

Alvin Curry(c) .............................................          636,363          40.5%
King David Trust(d) ........................................          454,545          28.9
Cynthia Glover, trustee(e) .................................          181,818          11.6
The Anchora Company(f) .....................................           72,727           4.6
Charles P. Bernstein .......................................           45,454
Larry W. Gates .............................................           47,272           3.0
Thomas O. Cordy(g) .........................................               --           2.9
Larry W. Gates, II .........................................           45,454           2.9
Robert J. Glover(h) ........................................               --            --
Terry Harris ...............................................            3,636             *
Philip E. Lundquist ........................................               --            --
Ivey J. Stokes(i) ..........................................               --            --
All directors and executive officers as a group
   (10 persons) (c) - (i) ..................................          994,088          63.0

---------------------
*        Less than one percent
(a) The address of the King David Trust and Alvin Curry is c/o Maxxis Group, Inc., 1901 Montreal Drive, Suite 108, Tucker, Georgia 30084. The address of Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 is 7839 Taylor Circle, Riverdale, Georgia 30274. The address of The Anchora Company is c/o Salem Management Company, Ltd., Design House, Leeward Highway, P.O. Box 150, Providenciales Turks & Caicos Island, B.W.I.
(b) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from September 30, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(c) Includes 454,545 shares owned by the King David Trust of which Mr. Curry, a director of, is the trustee. Mr. Curry disclaims beneficial ownership of such shares.
(d) All such shares are owned by the King David Trust of which Mr. Curry is the trustee and Mr. Stokes' minor children are the beneficiaries. Mr. Stokes, the Chairman of the Board, disclaims beneficial ownership of such shares.
(e) All such shares are owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997. Ms. Glover is the wife of Robert J. Glover, a director. Mr. Glover is the sole beneficiary and disclaims beneficial ownership of such shares. In addition, Ms. Glover disclaims beneficial ownership of such shares.
(f) All such shares are owned by The Anchora Company of which Mr. Cordy, a director, is the protector. Mr. Cordy disclaims beneficial ownership of such shares.
(g) Excludes 72,727 shares owned by The Anchora Company, of which Mr. Cordy is the protector. Mr. Cordy disclaims beneficial ownership of such shares.
(h) Excludes 181,818 shares owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 of which Mr. Glover is the sole beneficiary. Mr. Glover disclaims beneficial ownership of such shares.
(i) Excludes 454,545 shares owned by the King David Trust of which Mr. Stokes' minor children are the beneficiaries. Mr. Stokes disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 22, 1998, Maxxis entered into a line of credit with the Maxxis Millionaire Society, a Georgia partnership. The line of credit was amended on May 1, 1999. Ivey Stokes and Alvin Curry, Maxxis' Chairman of the Board and Chief Operating Officer are partners in the Maxxis Millionaire Society. Pursuant to the line of credit, Maxxis may borrow up to $2,000,000 at 10% annual interest. No advances or interest thereon pursuant to the line of credit are payable until November 22, 2000. As of March 31, 1999, $800,000 principal amount was outstanding pursuant to the line of credit. As of September 30, 1999, $1,425,000 principal amount was outstanding pursuant to the line of credit.

         On February 16, 1997, Glover Enterprises, Inc., an affiliate of Robert
J. Glover, a director, loaned us $50,000 to fund our initial start-up costs. We have repaid this loan.

         During the Inception Period, we paid a fee of $184,000 to IS 14, Inc. ("IS 14"), a former Delaware corporation which was controlled by certain of our directors and officers. The IS 14 fee was comprised of compensation for managerial, marketing and administrative services performed by certain of our officers and sales representatives prior to the establishment of our payroll. IS 14 has been dissolved, and we will not make any additional payments to IS 14.

         Pursuant to Mr. Cordy's employment agreement, The Anchora Company, an affiliate of Mr. Cordy, purchased 800,000 shares of Common Stock, at a price of $0.15 per share. In exchange, The Anchora Company gave us a $120,000 full recourse promissory note which bears interest at an annual rate of 8.75%. Subsequent to Mr. Cordy's recent resignation, we reached an oral agreement with Mr. Cordy to cancel the $120,000 full recourse promissory note in exchange for Mr. Cordy's agreement to cause the Anchora Company to return the 800,000 shares of Common Stock to us. Upon receipt of the 800,000 shares and the cancellation of the $120,000 full recourse promissory note, we will cancel the 800,000 shares formerly owned by the Anchora Company.

         In December 1997, we borrowed approximately $53,000 from Mr. Cordy to fund certain operating expenses. In February 1998, the Company entered into the Cordy Note to memorialize such borrowing. The Cordy note has been repaid in full.

         Certain of the transactions described above may be on terms more favorable to officers, directors and principal shareholders than they could obtain in a transaction with an unaffiliated third party. We have adopted a policy requiring that all material transactions between Maxxis and its officers, directors or other affiliates must: (i) be approved by a majority of the disinterested members of our Board of Directors; and (ii) be on terms no less favorable to us than could be obtained from unaffiliated third parties.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of the Company are filed as a part of this Report and are attached hereto as pages F-1 through F-19:

                  Consolidated Balance Sheets as of June 30, 1998 and 1999 Consolidated Statements of Operations for the Period from
                           Inception (January 24, 1997) to June 30, 1997, and for the Years Ended June 30, 1998 and 1999
                  Consolidated Statements of Changes in Shareholders' Equity
                           for the Period from Inception (January 24, 1997) to June 30, 1997, and for the Years Ended June 30, 1998 and 1999

                  Consolidated Statements of Cash Flows for the Period from
                           Inception (January 24, 1997) to June 30, 1997, and for the Years Ended June 30, 1998 and 1999
                  Notes to Consolidated Financial Statements

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         Reference is made to Note 2 of the Notes to the Consolidated Financial Statements on page F-9. All schedules have been omitted as they were not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and the related Notes thereto.

(A)(3)   EXHIBITS


Exhibit
 Number                                      Exhibit Description
--------                                     -------------------

   2.1*     Plan of Reorganization of the Company effective as of February 17, 1998.
   3.1*     Amended and Restated Articles of Incorporation of the Company, as amended to date.
   3.2*     Amended and Restated Bylaws of the Company, as amended to date.
   4.1*     See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and
            Restated Bylaws defining the rights of holders of Common Stock of the Company.
   4.2*     Specimen Common Stock certificate.
   4.3*     Shareholders Agreement, dated as of September 1, 1997 among the Company and the holders of Class A Common Stock.
   4.4*     Amended and Restated Shareholders Agreement, dated as of February 18, 1998 among the Company and certain holders of its Common Stock.
  10.1*     Form of Employment Agreement by and between the Company and certain of its officers.
  10.2*     Employment Agreement by and between the Company and Thomas O. Cordy dated May 1, 1997.
  10.3*     Promissory Note by The Anchora Company in favor of the Company dated as of May 1, 1997 in the original principal amount of $120,000.
  10.4*     Guarantee by Thomas O. Cordy in favor of the Company dated May 1, 1997.
  10.5*     Form of Independent Sales Representative Agreement by and between the Company and certain of its sales representatives.
  10.6*     Consulting Agreement by and between the Company and Robert P. Kelly dated as of September 1, 1997.
  10.7*     Software License Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2, 1997.
  10.8*     Software Service Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2, 1997.
  10.9*     Equipment Purchase Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2, 1997.
 10.10*     Agreement for 1-Plus Services between Colorado River Communications Corporation and the Company dated February
            20, 1997. +
 10.11*     Sublease Agreement between DowElanco and the Company dated February 14, 1997.
 10.12*     Warehouse lease between Malon D. Mimms and the Company dated March 17, 1997.
 10.13*     Warehouse lease between Malon D. Mimms and the Company dated June 23, 1997.
 10.14*     Demand Secured Promissory Note dated November 26, 1997 by the Company in favor of the lenders named on Schedule
            I thereto.
 10.15*     Sub-Sublease Agreement between the Company and Simons Engineering, Inc. dated September 1, 1997.
 10.16*     Demand Promissory Note dated February 28, 1998 by the Company in favor of Thomas O. Cordy.
 10.17*     Form of Stock Purchase Warrant.
 10.18**    Maxxis Group, Inc. 1998 Stock Option Plan.
 10.19**    Lease Amendment Agreement dated June 5, 1998 among Malon D. Mimms, the Company and Richard Bowers & Co.
 10.20**    Lease Amendment Agreement dated August 14, 1998 among Malon D. Mimms, the Company and Richard Bowers & Co.
 10.21#     Software Purchase Agreement between UsefulWare Incorporated and the Company dated as of August 13, 1998. +
 10.22#     Asset Purchase Agreement by and among Cherry Communications Incorporated ("Cherry"), World Access, Inc. ("World
            Access") and the Company dated as of September 29, 1998.
 10.23#     Promissory Note by the Company in favor of Cherry dated September 29, 1998.



  10.24#    Security Agreement between the Company and World Access dated as of September 29, 1998.
  10.25#    Software License Agreement between Alcatel USA Marketing, Inc. and the Company dated as of September 29, 1998.
  10.26#    Sublease between Cherry and the Company dated as of September 30, 1998.
  10.27#    Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998 (World
            Access).
  10.28#    Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998 (NACT
            Telecommunications, Inc.).
  10.29#    Employment Agreement between Daniel McDonough and the Company dated as of October 13, 1998.
  10.30##   Line of Credit between the Company and the Maxxis Millionaire Society dated as of November 22, 1998.
  10.31##   Investment Agreement between InteReach Internet Services, LLC and the Company dated as of December 8, 1998.
  10.32##   Virtual ISP Agreement between InteReach Internet Services, Inc. and the Company dated as of December 8, 1998.
  10.33     Digital Services Agreement between Worldcom Network Services, Inc. and the Company dated as of January 21, 1999
  10.34+    Telecommunications Services Agreement between Worldcom Network Services, Inc. and the Company dated as of
            January 21, 1999.
  10.35     Program Enrollment Terms to the Telecommunications Services Agreement dated as of January 21, 1999 between
            Worldcom Network Services, Inc. and the Company.
  10.36+    Master Service Agreement between IXC Communications Services, Inc. and the Company dated as of March 25, 1999.
  10.37     Amendment to the Line of Credit between the Company and the Maxxis Millionaire Society dated as of May 1, 1999.
   21.1     Subsidiaries of the Company.
   24.1     Power of Attorney (contained on the signature page hereof).
   27.1     Financial Data Schedule for period ended June 30, 1999 (for SEC use only).

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-38623).
** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 as filed with the Commission on September 25, 1998.
# Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998 as filed with the Commission on November 12, 1998.
## Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1998 as filed with the Commission on February 16, 1999.
+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

(B)               REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAXXIS GROUP, INC.



October 13, 1999                   By: /s/  Ivey J. Stokes
                                       ---------------------------------------
                                       Ivey J. Stokes
                                       Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, IVEY J. STOKES and DANIEL MCDONOUGH, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


October 13, 1999                 /s/ Ivey J. Stokes
                                -----------------------------------------------
                                Ivey J. Stokes
                                Chairman of the Board, Chief Executive Officer
                                   and President
                                (Principal executive officer)


October 13, 1999                /s/  Daniel McDonough
                                -----------------------------------------------
                                Daniel McDonough
                                Chief Financial Officer and Secretary
                                (Principal financial and accounting officer)

October 13, 1999                /s/  Thomas O. Cordy
                                -----------------------------------------------
                                Thomas O. Cordy
                                Director


October 13, 1999                /s/  Larry W. Gates, II
                                -----------------------------------------------
                                Larry W. Gates, II
                                Vice President, Human Resources and Director

                                -----------------------------------------------
                                Charles P. Bernstein
                                Director


October 13, 1999                /s/ Alvin Curry
                                -----------------------------------------------
                                Alvin Curry
                                Director


October 13, 1999                /s/ Robert J. Glover, Jr.
                                -----------------------------------------------
                                Robert J. Glover, Jr.
                                Director


October 13, 1999                /s/ Terry Harris
                                -----------------------------------------------
                                Terry Harris
                                Director



                                -----------------------------------------------
                                Philip E. Lundquist
                                Director



                                -----------------------------------------------
                                John D. Phillips
                                Director

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1998 AND 1999
                                  TOGETHER WITH
                                AUDITORS' REPORT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----

Report of Independent Public Accountants................................................................        F-2

Consolidated Balance Sheets as of June 30, 1998 and 1999................................................        F-3

Consolidated Statements of Operations for the Period from Inception (January 24, 1997)
     to June 30, 1997, and for the Years Ended June 30, 1998 and 1999...................................        F-4

Consolidated Statements of Changes in Shareholders' Equity for the Period from Inception
     (January 24, 1997) to June 30, 1997, and for the Years Ended June 30, 1998 and 1999................        F-5

Consolidated Statements of Cash Flows for the Period from Inception (January 24, 1997)
     to June 30, 1997, and for the Years Ended June 30, 1998 and 1999...................................        F-6

Notes to Consolidated Financial Statements..............................................................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Maxxis Group, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of MAXXIS GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the period from inception (January 24, 1997) to June 30, 1997 and for the years ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxis Group, Inc. and subsidiaries as of June 30, 1998 and 1999 and the results of their operations and their cash flows for the period from inception (January 24, 1997) to June 30, 1997 and for the years ended June 30, 1998 and 1999 in conformity with generally accepted accounting principles.


                                           /s/ Arthur Andersen LLP


Atlanta, Georgia
September 17, 1999
(except with respect to
the matter discussed
in Note 11, as to
which the date is October 12, 1999)

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1999



                                    ASSETS

                                                                                                  1998              1999
                                                                                               -----------       -----------

CURRENT ASSETS:
   Cash                                                                                        $   372,000       $    20,000
   Short-term investment                                                                            10,000            10,000
   Communications receivable, net of allowance for doubtful accounts of $40,000 and
      $113,000 in 1998 and 1999, respectively                                                      316,000           652,000
   Accounts receivable, net of allowance for doubtful accounts of $0 and $189,000 in
      1998 and 1999, respectively                                                                        0           817,000
   Inventories, net                                                                                218,000           354,000
   Prepaid expenses and other current assets                                                        43,000           110,000
                                                                                               -----------       -----------
                                                                                                   959,000         1,963,000

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                                               169,000         5,842,000

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                                                        126,000           352,000

OTHER ASSETS                                                                                         9,000           129,000
                                                                                               -----------       -----------
                                                                                               $ 1,263,000       $ 8,286,000
                                                                                               ===========       ===========




                                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                            $   211,000       $ 1,218,000
   Commissions payable                                                                             101,000           463,000
   Accrued compensation                                                                            154,000           220,000
   Sales taxes payable                                                                             130,000           317,000
   Accrued expenses                                                                                128,000           428,000
   Current maturities of capital lease obligations                                                       0           929,000
   Deferred revenue                                                                                 55,000           330,000
                                                                                               -----------       -----------
                                                                                                   779,000         3,905,000
                                                                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

LINE OF CREDIT (NOTE 6)                                                                                  0         1,390,000
                                                                                               -----------       -----------

LONG-TERM CAPITAL LEASE OBLIGATIONS (NOTE 4)                                                             0         4,005,000
                                                                                               -----------       -----------

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par value; 10,000,000 shares authorized; 100,000 shares
      designated as Series A; 36,359 Series A shares issued and outstanding                        200,000           200,000
   Common stock, no par value; 20,000,000 shares authorized, 1,571,187 and 1,617,637
      shares issued and outstanding in 1998 and 1999, respectively                                 574,000           612,000
   Shareholder note receivable                                                                    (120,000)         (120,000)
   Accumulated deficit                                                                            (170,000)       (1,706,000)
                                                                                               -----------       -----------
            Total shareholders' equity (deficit)                                                   484,000        (1,014,000)
                                                                                               -----------       -----------
                                                                                               $ 1,263,000       $ 8,286,000
                                                                                               ===========       ===========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE PERIOD FROM INCEPTION (JANUARY 24, 1997) TO JUNE 30, 1997

                 AND FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




                                               1997              1998               1999
                                            -----------       -----------       ------------

NET REVENUES:
    Communications services                 $ 2,322,000       $ 5,293,000       $  8,416,000
    Nutritional products                              0           526,000          1,371,000
    Marketing services                          369,000         1,172,000          2,557,000
                                            -----------       -----------       ------------
              Total net revenues              2,691,000         6,991,000         12,344,000
                                            -----------       -----------       ------------
COST OF SERVICES:
    Communications services                     761,000         1,351,000          2,166,000
    Nutritional products                              0           294,000            662,000
    Marketing services                          255,000           431,000            947,000
                                            -----------       -----------       ------------
              Total cost of services          1,016,000         2,076,000          3,775,000
                                            -----------       -----------       ------------
GROSS MARGIN                                  1,675,000         4,915,000          8,569,000
                                            -----------       -----------       ------------
OPERATING EXPENSES:
    Selling and marketing                     1,089,000         2,665,000          5,373,000
    General and administrative                  660,000         2,344,000          4,376,000
                                            -----------       -----------       ------------
              Total operating expenses        1,749,000         5,009,000          9,749,000
                                            -----------       -----------       ------------
INTEREST EXPENSE                                      0             2,000            356,000
                                            -----------       -----------       ------------
LOSS BEFORE INCOME TAX BENEFIT                  (74,000)          (96,000)        (1,536,000)

INCOME TAX BENEFIT                                    0                 0                  0
                                            -----------       -----------       ------------
NET LOSS                                    $   (74,000)      $   (96,000)      $ (1,536,000)
                                            ===========       ===========       ============

BASIC AND DILUTED LOSS PER SHARE            $     (0.05)      $     (0.06)      $      (0.96)
                                            ===========       ===========       ============

WEIGHTED AVERAGE NUMBER OF
    SHARES AND SHARE EQUIVALENTS
    OUTSTANDING                               1,571,187         1,571,187          1,594,387
                                            ===========       ===========       ============


                   The accompanying notes are an integral part
                       of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIOD FROM INCEPTION (JANUARY 24, 1997) TO JUNE 30, 1997

                 AND FOR THE YEARS ENDED JUNE 30, 1998 AND 1999


                                       PREFERRED STOCK       COMMON STOCK       STOCK     SHAREHOLDER
                                       ---------------   ------------------- SUBSCRIPTION     NOTE     ACCUMULATED
                                       SHARES   AMOUNT    SHARES     AMOUNT    DEPOSITS    RECEIVABLE    DEFICIT        TOTAL
                                       ------  --------  ---------  -------- ------------ -----------  -----------   -----------

BALANCE, JANUARY 24, 1997 (INCEPTION)       0  $      0          0  $      0  $       0    $       0   $         0   $         0

    Issuance of common stock                0         0  1,299,992   127,000          0     (120,000)            0         7,000
    Stock subscription deposits             0         0          0         0    360,000            0             0       360,000
    Net loss                                0         0          0         0          0            0       (74,000)      (74,000)
                                       ------  --------  ---------  --------  ---------    ---------   -----------   -----------
BALANCE, JUNE 30, 1997                      0         0  1,299,992   127,000    360,000     (120,000)      (74,000)      293,000

    Issuance of preferred stock        36,359   200,000          0         0          0            0             0       200,000
    Issuance of common stock                0         0    271,195   447,000          0            0             0       447,000
    Stock subscription deposits             0         0          0         0   (360,000)           0             0      (360,000)
    Net loss                                0         0          0         0          0            0       (96,000)      (96,000)
                                       ------  --------  ---------  --------  ---------    ---------   -----------   -----------
BALANCE, JUNE 30, 1998                 36,359   200,000  1,571,187   574,000          0     (120,000)     (170,000)      484,000

    Issuance of common stock, net of
       issuance expenses                    0         0     46,450     1,000          0            0             0         1,000
    Compensation expense for stock
       option issuance                      0         0          0    37,000          0            0             0        37,000
    Net loss                                0         0          0         0          0            0    (1,536,000)   (1,536,000)
                                       ------  --------  ---------  --------  ---------    ---------   -----------   -----------
BALANCE, JUNE 30, 1999                 36,359  $200,000  1,617,637  $612,000  $       0    $(120,000)  $(1,706,000)  $(1,014,000)
                                       ======  ========  =========  ========  =========    =========   ===========   ===========

                   The accompanying notes are an integral part
                       of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE PERIOD FROM INCEPTION (JANUARY 24, 1997) TO JUNE 30, 1997

                 AND FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



                                                                                  1997           1998            1999
                                                                                ---------      ---------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (74,000)     $ (96,000)     $(1,536,000)
                                                                                ---------      ---------      -----------
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             54,000        176,000          501,000
         Stock compensation expense                                                     0              0           37,000
         Changes in operating assets and liabilities:
            Accounts receivable                                                         0              0         (817,000)
            Communications receivable                                             (25,000)      (291,000)        (336,000)
            Inventories                                                          (185,000)       (33,000)        (136,000)
            Prepaid expenses and other assets                                     (55,000)         3,000          (87,000)
            Commissions payable                                                    42,000         59,000          362,000
            Accounts payable                                                      158,000         53,000        1,007,000
            Accrued compensation                                                        0        154,000           66,000
            Sales taxes payable                                                         0        130,000          187,000
            Accrued expenses                                                      103,000         25,000          300,000
            Deferred revenue                                                            0         55,000          275,000
                                                                                ---------      ---------      -----------
               Total adjustments                                                   92,000        331,000        1,359,000
                                                                                ---------      ---------      -----------
               Net cash provided by (used in) operating activities                 18,000        235,000         (177,000)
                                                                                ---------      ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (99,000)      (115,000)        (279,000)
   Investment in Internet service provider                                              0              0         (100,000)
   Purchase of short-term investment                                              (10,000)             0                0
   Software development and organizational costs                                 (241,000)       (70,000)        (362,000)
                                                                                ---------      ---------      -----------
               Net cash used in investing activities                             (350,000)      (185,000)        (741,000)
                                                                                ---------      ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock subscriptions                                              360,000              0                0
   Payments on lease obligations                                                        0              0         (825,000)
   Borrowings from line of credit                                                       0              0        1,390,000
   Proceeds from issuance of common stock                                           7,000         87,000            1,000
   Proceeds from issuance of preferred stock                                            0        200,000                0
                                                                                ---------      ---------      -----------
               Net cash provided by financing activities                          367,000        287,000          566,000
                                                                                ---------      ---------      -----------
NET INCREASE (DECREASE) IN CASH                                                    35,000        337,000         (352,000)

CASH, BEGINNING OF PERIOD                                                               0         35,000          372,000
                                                                                ---------      ---------      -----------
CASH, END OF PERIOD                                                             $  35,000      $ 372,000      $    20,000
                                                                                =========      =========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest                                                       $       0      $   2,000      $         0
                                                                                =========      =========      ===========

   Stock issued for note receivable                                             $ 120,000      $       0      $         0
                                                                                =========      =========      ===========



                   The accompanying notes are an integral part
                       of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1999



1.       ORGANIZATION AND PRESENTATION

         DESCRIPTION OF BUSINESS AND OPERATIONS

         Maxxis Group, Inc., a Georgia corporation, was incorporated on January 24, 1997 ("Inception") and is headquartered in Tucker, Georgia. Maxxis Group, Inc.'s principal business operations are carried out through its wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Telecom, Inc., which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in December 1997. Maxxis Group, Inc., together with its wholly owned subsidiaries (collectively referred to as the "Company"), was founded for the purpose of providing communication services, private label nutritional products, and other consumable products and services through a multilevel marketing system of independent associates ("IAs") to subscribers throughout the United States. The Company currently markets long-distance services and value-added communications services, such as travel cards, prepaid phone cards, 800 service, Internet access, web page development and hosting services, and international telecommunications service, as well as private label nutritional products.

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

         REVENUE RECOGNITION

         Communications services revenues consist of prepaid phone card sales to IAs, commissions generated from an agreement to resell long-distance services, and long-distance services directly provided by the Company.

         From Inception through March 1999, the Company purchased prepaid phone cards from an independent tariffed long-distance reseller (the "Reseller"), and IAs, in turn, purchased these prepaid phone cards from the Company. Revenues from prepaid phone cards were recognized when the cards were sold to IAs, net of an estimate of sales returns for defective or unused cards. Active IAs have the right to return defective or unused cards for up to 30 days after the date of purchase. IAs that terminate their relationship with the Company also have up to one year from the date of purchase to return cards that are unused and sealed in the original packaging, net of a restocking fee, for a refund.

         Communication services also consist of long-distance revenues generated by the Company's agreement with the Reseller in which the Company receives a percentage of the gross long-distance revenues generated by the Company's customers, less billing adjustments. The Company recognized long-distance revenues when services were provided by the Reseller, net of an estimate for billing adjustments. The Reseller assumed the risk of all bad debts. Amounts due to the Company from the Reseller are included in communications receivables in the accompanying consolidated balance sheets.

         The Company entered into agreements for telecommunications services with two independent tariffed long-distance providers (collectively, the "Suppliers" or individually, the "Supplier") in January 1999 (the "January Agreement") and March 1999 (the "March Agreement"). Under the March Agreement, the Company is obligated to purchase approximately $250,000 a month in telecommunication services. This agreement expires in September 2000.

         In February 1999, the Company entered into an agreement to lease telephone switching equipment (the "Maxxis Switch"). The Maxxis Switch provides the Company with the ability to directly provide long-distance services. In April 1999, the Company began transferring its existing long-distance customers from the Reseller's network to the Maxxis Switch. In addition, the Maxxis Switch carries traffic related to the Company's prepaid phone cards (the "Switch Phone Cards"). The traffic from the Maxxis Switch is carried on the Supplier's network pursuant to the January Agreement. The portion of the Company's traffic that is not routed through the Maxxis Switch is provided by the Supplier pursuant to the March Agreement. The Company purchases long-distance services from this Supplier and sells the services to IAs and customers.

         The Company recognizes long-distance revenues as services are provided, net of an estimate for billing adjustments. The Company assumes the risk of all bad debts. Amounts due to the Company related to direct long-distance services are included in accounts receivable in the accompanying consolidated balance sheets.

         Nutritional services revenues consist of sales of private label nutritional products manufactured by various suppliers and are recorded as revenues when products are shipped.

         Marketing services revenues primarily consist of receipts from IAs for application fees, associate meeting fees, and purchases of distributor kits and sales aids, which include forms, promotional brochures, marketing materials, and presentation materials.

         DEFERRED REVENUE

         Deferred revenue relates to the annual nonrefundable renewal fee assessed to IAs and unused time related to Switch Phone Cards. The annual nonrefundable renewal fee provides IAs with the right to sell the Company's products and services. This fee is assessed to IAs after their first year with the Company. The Company recognizes this revenue on a straight-line basis over the IAs' renewal period. Unused time on the Switch Phone Cards is recognized as revenue as the time is used.

         COST OF SERVICES

         Communications services costs primarily include the cost of purchasing prepaid phone cards from the Reseller, the cost of long-distance network services purchased from the Suppliers, and depreciation expense related to the Maxxis Switch.

         Nutritional services costs include the costs of purchasing nutritional products from third-party suppliers.

         Marketing services costs include the costs for printing and designing associate applications, starter kits, associate meetings, and other sales aids.

         SELLING AND MARKETING EXPENSES

         Selling and marketing expenses primarily consist of commissions paid to IAs based on the sponsoring of new IAs and the sale of communication services and nutritional products.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses primarily consist of salary expense for the Company's customer service personnel, office staff, and executive personnel in addition to the cost of IA support services.

         CONCENTRATION OF RISKS

         The Company's customers are primarily residential and are not concentrated in any specific geographic region of the United States. During the majority of fiscal 1999, the Company purchased prepaid phone cards from the Reseller. In January 1999 and March 1999, the Company entered into an agreement with two long-distance providers to provide the network services to originate and terminate calls through the Maxxis Switch and to provide switched services for the telephone traffic that does not go through the Maxxis Switch. If these agreements were terminated, there could be no assurance that the Company could enter into contracts with other suppliers.

         In November 1997, the Company began marketing a line of private label nutritional products. All of the nutritional products offered and distributed by the Company are developed and manufactured by third-party suppliers. Certain nutritional products the Company offers are proprietary to such suppliers. The Company does not have any written contracts or commitments from any of these suppliers or manufacturers. There can be no assurance that these suppliers will continue to be reliable suppliers to the Company.

         The Company's success will depend heavily on its ability to attract, maintain, and motivate a large base of IAs who, in turn, sponsor other IAs and sell the Company's products. The Company anticipates significant turnover among its IAs, which the Company believes is typical of direct selling.

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

         COMMUNICATIONS RECEIVABLE

         A summary of changes in the allowance for doubtful accounts for the period from Inception to June 30, 1997 and the years ended June 30, 1998 and 1999 is as follows:

                                                     1997          1998          1999
                                                   --------      --------      --------

                  Balance, beginning of period     $      0      $      0      $ 40,000
                      Provisions                          0        40,000        73,000
                      Recoveries                          0             0             0
                      Write-offs                          0             0             0
                                                   --------      --------      --------
                  Balance, end of period           $      0      $ 40,000      $113,000
                                                   ========      ========      ========


         ACCOUNTS RECEIVABLE

         A summary of changes in the allowance for doubtful accounts for the period from Inception to June 30, 1997 and the years ended June 30, 1998 and 1999 is as follows:

                                                     1997          1998          1999
                                                   --------      --------      --------

                  Balance, beginning of period     $      0      $      0      $      0
                      Provisions                          0             0       189,000
                      Recoveries                          0             0             0
                      Write-offs                          0             0             0
                                                   --------      --------      --------
                  Balance, end of period           $      0      $      0      $189,000
                                                   ========      ========      ========

         INVENTORIES

         Inventories consist of the following as of June 30, 1998 and 1999:


                                                         1998         1999
                                                      ---------     --------

                  Prepaid phone cards                 $  10,000     $ 25,000
                  Sales aids                            158,000      160,000
                  Nutritional products                   76,000      169,000
                                                      ---------     --------
                                                        244,000      354,000
                  Less reserve                          (26,000)           0
                                                      ---------     --------
                  Inventory, net                      $ 218,000     $354,000
                                                      =========     ========

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

         The Company continually evaluates the propriety of the carrying amount of long-lived assets as well as the depreciation periods to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred income taxes be provided based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based on provisions of enacted tax laws (Note 5).

         ORGANIZATIONAL COSTS

         The Company capitalized certain organizational costs related to start-up activities and the legal formation of the Company during 1997. These costs were amortized over one year, and amortization expenses were $25,000, $76,000 and $0 for the period from Inception to June 30, 1997, for the years ended June 30, 1998 and 1999, respectively.

         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Certain software development costs pertaining to a software application which is used internally for processing applications and customer service have been capitalized as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development costs are amortized over an estimated useful life of three years, and amortization expenses were $21,000, $62,000 and $136,000 for the period from Inception to June 30, 1997, and for the years ended June 30, 1998 and 1999, respectively.

         OTHER ASSETS

         Other assets are comprised primarily of a minority interest investment in an Internet service provider. This investment is accounted for using the cost method.

         SHORT-TERM INVESTMENT

         The short-term investment is a certificate of deposit recorded at cost, which approximates the estimated fair value and matures in May 2000.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments. The carrying value of the Company's debt approximates fair value because the interest rates approximate current market rates.


3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at June 30, 1998 and 1999:

                                                        1998          1999
                                                      --------      ---------

                  Computer equipment                  $154,000      $  301,000
                  Capital leases                             0       5,759,000
                  Furniture and fixtures                42,000         117,000
                  Leasehold improvements                13,000          59,000
                  Office equipment                       5,000          16,000
                                                      --------      ----------
                                                       214,000       6,252,000
                  Less accumulated depreciation        (45,000)       (410,000)
                                                      --------      ----------
                  Property and equipment, net         $169,000      $5,842,000
                                                      ========      ==========

         Depreciation expense was $7,000, $38,000, and $365,000 for the period from Inception to June 30, 1997 and for the years ended June 30, 1998 and 1999, respectively.


4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, the Company entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. Monthly principal and interest payments are approximately $118,000, with an interest rate of approximately 12%. These leases expire within five years and have purchase options at the end of the original lease term. The capital lease obligation is secured by the intangible and tangible assets of the Company. In addition, the Company has assigned the communications receivable to the lessor of the telephone switching equipment (the "Lessor"). Assets under capital leases are included in property and equipment at a fair market value of approximately $5,759,000.

         Maturities of capital lease obligations for the years subsequent to June 30, 1999 are as follows:

                  2000                                             $ 1,416,000
                  2001                                               1,416,000
                  2002                                               1,416,000
                  2003                                               1,416,000
                  2004 and thereafter                                  706,000
                                                                   -----------
                                                                     6,370,000
                  Less amounts representing interest                (1,436,000)
                                                                   -----------
                                                                   $ 4,934,000
                                                                   ===========


5.       INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows at June 30, 1998 and 1999:


                                                    1998          1999
                                                  ---------     --------

                  Property and equipment          $   2,000     $(28,000)
                  Organizational costs               23,000       15,000
                  Net operating losses               35,000      653,000
                  Valuation allowance               (60,000)    (640,000)
                                                  ---------     --------
                  Net deferred tax assets         $       0     $      0
                                                  =========     ========

         Based on uncertainties associated with the future realization of deferred tax assets, the Company established a valuation allowance of $60,000 and $640,000 at June 30, 1998 and 1999, respectively. At June 30, 1998 and 1999, the Company had net operating loss carryforwards of approximately $90,000 and $1,719,000, respectively, which will begin expiring in the year 2012 unless previously utilized.

         A reconciliation of the benefit for income taxes at the statutory federal income tax rate to the Company's tax benefit as reported in the accompanying statements of operations is stated below:

                                                     1997          1998          1999
                                                   ---------     ---------     ---------
              Tax benefit computed at statutory
                  rate                             $ (25,000)    $ (33,000)    $(522,000)
              State income taxes                      (3,000)       (4,000)      (61,000)
              Nondeductible expenses                   1,000         4,000         3,000
              Change in valuation allowance           27,000        33,000       580,000
                                                   ---------     ---------     ---------
              Income tax benefit                   $       0     $       0     $       0
                                                   =========     =========     =========

6.       LINE OF CREDIT

         On November 22, 1998, the Company entered into a line of credit (the "Line of Credit") with the Maxxis Millionaire Society, a Georgia partnership. Certain members of the Company's management are partners in the Maxxis Millionaire Society. The Line of Credit was amended on May 1, 1999. Pursuant to the Line of Credit, Maxxis may borrow up to $2,000,000 at 10% annual interest. No advances or interest thereon pursuant to the Line of Credit are payable until November 22, 2000.


7.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain office equipment and office space under operating leases. At June 30, 1997, 1998, and 1999, the Company's total rental expenses were approximately $45,000, $84,000 and $168,000, respectively.

         Minimum lease payments under noncancelable leases for the years subsequent to June 30, 1999 are as follows:

                  2000                                   $212,000
                  2001                                    202,000
                  2002                                    216,000
                  2003                                    185,000
                  2004 and thereafter                           0
                                                         --------
                                                         $815,000
                                                         ========

         LITIGATION

         The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain executive officers (the "Employment Agreements"). Generally, the Employment Agreements provide for a minimum weekly salary. In addition, the employee may participate in a bonus program and shall be eligible to receive quarterly or annual payments of a performance bonus based on the achievement of targeted levels of performance and such other criteria as the board of directors shall establish from time to time. The chief executive officer's Employment Agreement provided for an additional bonus payment on July 1, 1998 and 1999. All unpaid bonuses are included in accrued compensation in the accompanying consolidated balance sheets.

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

         RELATIONSHIP WITH IAS

         Because IAs are classified as independent contractors and not as employees of the Company, the Company is unable to provide them with the same level of direction and oversight as company employees. While the Company has policies and rules in place governing the business conduct of IAs and intends to review periodically the sales practices of its IAs, it may be difficult to enforce the Company's policies and rules. Violation of these policies and rules might reflect negatively on the Company and may lead to complaints to or by various federal and state regulatory authorities. Violation of the Company's policies and rules could subject the Company and its long-distance suppliers to complaints regarding the unauthorized switching of subscribers' long-distance carriers (also known in the industry as "slamming"). Such complaints could have a material adverse effect on the Company's business, financial condition, and results of operations.

         REGULATION OF NETWORK MARKETING AND EFFECT OF STATE LAWS

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

         YEAR 2000 COMPLIANCE

         Many installed computer software and network processing systems currently accept only two-digit entries in the date code field and may need to be upgraded or replaced in order to accurately record and process information and transactions on and after January 1, 2000. The Company's business and relationships with their customers and IAs depends significantly on a number of computer software programs, internal operating systems and connections to other networks, and the failure of these programs, systems or networks to successfully address the Year 2000 problem could have a material adverse effect on our business, financial condition and results of operations. The Maxxis Switch is not Year 2000 compliant. Although the Company expects that the transactions processed through the Maxxis Switch will be Year 2000 compliant by mid-December 1999, there is no assurance that the Company will be able to successfully address the Year 2000 problem with respect to the Maxxis Switch by mid-December 1999 or at all. The Company's failure to address this issue could result in serious financial harm due to the fact that the Company could lose a portion of or all of the revenues that would otherwise be obtained from traffic routed over the Maxxis Switch.

         The Company has conducted reviews to assess the extent to which the Company's internal systems and software and the network connections it maintains are adequately programmed to address the Year 2000 issue. In addition, the Company's ability to provide services and support to their customers and IAs depends upon the continued functioning of the software programs, operating systems and networking used by their vendors and suppliers. The Company is also assessing the extent to which their vendors and suppliers have successfully addressed the Year 2000 problem. It currently is impossible for the Company to predict the potential expenditures that may be required or the delay or interruption in service that may result due to the Year 2000 problem. Based on these reviews, the Company expects to complete the necessary steps to address potential operating issues in connection with the Year 2000 problem. Any failure by the Company or their vendors or suppliers to successfully address the Year 2000 problem could significantly interrupt business operations and have a material adverse effect on business, financial condition and results of operations. The Company has established certain contingency plans relative to their most critical operating procedures.



8.       SHAREHOLDERS' EQUITY

         The Company and certain of its shareholders have entered into a shareholders' agreement whereby the shareholders agreed to certain restrictions on the transfer or other disposition of the shares of common stock held by each holder. In the event a shareholder intends to transfer their common stock to a nonpermitted transferee, the Company and the remaining shareholders have a right of first refusal to purchase the transferring shareholder's common stock at fair market value. In addition, if the Company terminates a shareholder's employment or engagement as a sales representative or consultant for cause, the Company shall have the right to repurchase, at fair market value, an amount of the shareholder's common stock which starts at 100% and declines 20% per year for each completed year of service with the Company. If the right of first refusal or the Company's right to purchase is exercised, these provisions could have the effect of further concentrating the stock ownership and voting power of the Company.

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

         In August 1997, the Company completed a private placement offering for shares of common stock at a price of $1.65 per share. Potential investors were required to complete subscription agreements for the common stock and to submit cash at the date of subscription. The Company reserved the right to reject a subscription and refund amounts to a subscriber at any time prior to the acceptance of the subscription. At

         June 30, 1997, the Company had received paid subscriptions for 218,181 shares of common stock. However, since these subscriptions had not yet been accepted by the Company and no shares had been issued as of June 30, 1997, amounts received from subscribers are included in stock subscription deposits in the accompanying balance sheet at June 30, 1997. Subsequent to June 30, 1997, the Company accepted these subscriptions and additional subscriptions for 53,014 shares of the common stock.

         Effective February 17, 1998, the Company declared a 1-for-11 reverse stock split for all classes of common stock. The Company also effected a plan of reorganization pursuant to which each outstanding share of Class A common stock and Class B common stock was converted into one share of common stock ("Common Stock"). All share, per share, and weighted average share information in the financial statements has been restated for this stock split and reorganization.

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

         Additionally, in February 1998, the Company amended and restated its articles of incorporation such that the Company is authorized to issue 20,000,000 and 10,000,000 shares of no par value Common Stock and nonvoting preferred stock (the "Preferred Stock"), respectively. 100,000 shares of the Company's Preferred Stock have been designated as Series A. The Series A Preferred Stock has a liquidation preference of $5.50 per share (as adjusted for any combinations, consolidations, stock distributions, or stock dividends with respect to such shares) plus all declared or accumulated but unpaid dividends. The Series A shareholders have the right to convert each share into shares of Common Stock, pursuant to the articles of incorporation, at any time beginning 14 months after the date of issuance. As of June 30, 1998, all outstanding shares of the Preferred Stock were Series A.

         On September 16, 1998, the board of directors adopted the Maxxis Group, Inc. 1998 Stock Option Plan which permits the Company to grant options to purchase shares of Common Stock to Company officers, directors, key employees, advisors and consultants. In December 1998, the board of directors granted options to purchase 59,133 shares of Common Stock at an exercise price of $5.50 per share, the estimated fair value at the date of grant. The options vest based on time as defined in the option agreement. As of June 30, 1999, 20,105 options were vested and exercisable.

         In addition, in December 1998, the board of directors granted options to purchase 6,819 shares of Common Stock at an exercise price of $0 per share. The options vest based on time as defined in the option agreement. As of June 30, 1999, 3,410 options were vested and exercisable. The Company recorded $37,000 of compensation expense for these options for the year ended June 30, 1999.

         In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. In accordance with disclosure requirements of SFAS No. 123, the Company is required to calculate pro forma compensation cost of all stock options granted using an option pricing model. Accordingly, the fair value of the stock option grants has been estimated as of the grant dates under the minimum value method using the following assumptions for 1999: a risk-free interest rate of approximately 4.65%, dividend yield of 0%, volatility of 0%, and expected life of six years. Using these assumptions, the fair value of the stock options at the dates of grant was $70,273. Pro forma compensation expense for the year ended June 30, 1999 would have been approximately $24,000.


9.       SALES REPRESENTATIVE AGREEMENTS

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


10.      SEGMENT REPORTING

         The Company is a multi-level network marketing company with continuing operations in three reportable segments: communication services, nutritional products, and marketing services.

         The Company's communications services segment markets long-distance services and value-added services, such as travel cards, prepaid phone cards, 800 service, Internet access, web-page development and hosting services and international telecommunications service.

         The Company's nutritional products segment distributes a line of private label nutritional and health enhancement products.

         The Company's marketing services segment markets sales aids, distributor kits, marketing materials, and support and training services.

         Included in corporate group are general administrative expenses and certain long-term assets related to the corporate group.

                                                    COMMUNICATIONS   NUTRITIONAL   MARKETING     CORPORATE
                                                       SERVICES        PRODUCTS    SERVICES        GROUP          TOTAL
                                                    --------------   -----------  -----------    ---------    ------------

         Inception to June 30, 1997:
            Revenues                                  $ 2,322,000    $        0   $   369,000    $       0    $  2,691,000
            Gross profit                                1,561,000             0       114,000            0       1,675,000
            Depreciation and amortization                  32,000             0             0       22,000          54,000
            Operating income (loss)                        12,000             0        72,000     (158,000)        (74,000)
            Segment assets                                340,000             0       131,000      125,000         596,000
            Capital expenditures                          193,000             0             0      147,000         340,000

         Year Ended June 30, 1998:
            Revenues                                  $ 5,293,000    $  526,000   $ 1,172,000    $       0    $  6,991,000
            Gross Profit                                3,942,000       232,000       741,000            0       4,915,000
            Depreciation and amortization                  83,000             0             0       93,000         176,000
            Operating income (loss)                         7,000        22,000       484,000     (607,000)        (94,000)
            Segment assets                                875,000       135,000       142,000      111,000       1,263,000
            Capital expenditures                          185,000             0             0            0         185,000

         Year Ended June 30, 1999:
            Revenues                                  $ 8,416,000    $1,371,000   $ 2,557,000    $       0    $ 12,344,000
            Gross profit                                6,250,000       709,000     1,610,000            0       8,569,000
            Depreciation and amortization                 388,000         1,000         2,000      110,000         501,000
            Operating income (loss)                      (328,000)      129,000      (344,000)    (637,000)     (1,180,000)
            Segment assets                              7,450,000       458,000       298,000       80,000       8,286,000
            Capital expenditures                          598,000         5,000        13,000       25,000         641,000

         SUBSEQUENT EVENT

         On October 12, 1999, the Company and the Lessor agreed that until December 31, 1999, the Company would use proceeds collected related to its communications receivable to make payments toward its monthly capital lease obligations. If the amount collected by the Company related to its communications receivable is less than the Company's monthly capital lease obligations, the Lessor has agreed to defer any shortfall to the end of the capital lease term.