Form 10-Q
period 1999-09-30
MAXXIS GROUP INC
filed 1999-11-15
CIK 1045703

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     TO             , 19  .
         -----------    -----------     --

                        Commission File Number: 333-38623

                              --------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at November 15, 1999

Common Stock, no par value                               1,544,910

===============================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                  PAGE
                                                                                                  ----
PART I                 FINANCIAL INFORMATION


           Item 1.     Financial Statements.......................................................  3

                       Condensed Consolidated Balance Sheets as of
                       September 30, 1999 (Unaudited) and June 30, 1999...........................  3

                       Condensed Consolidated Statements of Operations
                       for the Three Months ended September 30, 1998
                       and 1999 (Unaudited).......................................................  4

                       Condensed Consolidated Statements of Cash Flows
                       for the Three Months ended September 30, 1998
                       and 1999 (Unaudited).......................................................  5

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited).....................................................  6

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations........................................ 13

           Item 3.     Quantitative and Qualitative Disclosure About
                       Market Risks............................................................... 13

PART II                OTHER INFORMATION

           Item 1.     Legal Proceedings.......................................................... 13

           Item 4.     Submission of Matters to a Vote of Security Holders........................ 13

           Item 5.     Other Information.......................................................... 14

           Item 6.     Exhibits and Reports on Form 8-K........................................... 14

SIGNATURES

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30, 1999      JUNE 30, 1999
                                                                             ------------------      -------------
                                                                                (UNAUDITED)
                                ASSETS
Current assets:
   Cash ...............................................................      $            1,000      $      20,000
   Short-term investments .............................................                  10,000             10,000
   Communications receivable, net of allowance for
     doubtful accounts of $113,000 ....................................                 459,000            652,000
   Accounts receivable, net of allowance for doubtful
     accounts of $363,000 and $189,000, respectively ..................               1,388,000            817,000
   Inventories, net ...................................................                 327,000            354,000
   Prepaid expenses and other current assets ..........................                 144,000            110,000
                                                                             ------------------      -------------
     Total current assets .............................................               2,329,000          1,963,000

Property and equipment, net ...........................................               5,583,000          5,842,000
Capitalized software development costs, net ...........................                 405,000            352,000
Investments ...........................................................                 100,000            100,000
Other assets ..........................................................                  37,000             29,000
                                                                             ------------------      -------------
         Total assets .................................................      $        8,454,000      $   8,286,000
                                                                             ==================      =============

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ...................................................      $        1,866,000      $   1,218,000
   Commissions payable ................................................                 506,000            463,000
   Accrued compensation ...............................................                 224,000            220,000
   Taxes payable ......................................................                 497,000            317,000
   Current maturities of long-term capital lease obligations ..........                 877,000            929,000
   Accrued liabilities ................................................                 559,000            428,000
   Deferred revenue ...................................................                 389,000            330,000
                                                                             ------------------      -------------
     Total current liabilities ........................................               4,918,000          3,905,000
                                                                             ------------------      -------------

Long-term liabilities
   Line of credit .....................................................                      --          1,390,000
   Long-term lease obligations ........................................               4,005,000          4,005,000
                                                                             ------------------      -------------
     Total long-term liabilities ......................................               4,005,000          5,395,000
                                                                             ------------------      -------------

Shareholders' deficit:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     100,000 shares designated as Series A Convertible Preferred
     Stock of which 295,450 and 36,359 shares are issued and
     outstanding, respectively ........................................               1,625,000            200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,544,910 and 1,617,637 shares issued and outstanding,
     respectively .....................................................                 612,000            612,000
   Shareholder note receivable ........................................                      --           (120,000)
   Treasury stock, at cost ............................................                (120,000)                --
   Accumulated deficit ................................................              (2,586,000)        (1,706,000)
                                                                             ------------------      -------------
     Total shareholders' deficit ......................................                (469,000)        (1,014,000)
                                                                             ------------------      -------------
         Total liabilities and shareholders' deficit ..................      $        8,454,000      $   8,286,000
                                                                             ==================      =============



 The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             -----------------------------
                                                                                1998              1999
                                                                             -----------       -----------
Net revenues:
   Communications services ............................................      $ 3,686,000       $ 3,034,000
   Nutritional products ...............................................          375,000           423,000
   Marketing services .................................................        1,042,000           863,000
                                                                             -----------       -----------
     Total net revenues ...............................................        5,103,000         4,320,000
                                                                             -----------       -----------

Cost of services:
   Communications services ............................................          706,000         1,470,000
   Nutritional products ...............................................          202,000           167,000
   Marketing services .................................................          552,000           253,000
                                                                             -----------       -----------
     Total cost of services ...........................................        1,460,000         1,890,000
                                                                             -----------       -----------
Gross margin ..........................................................        3,643,000         2,430,000
                                                                             -----------       -----------
Operating expenses:
   Selling and marketing ..............................................        2,005,000         1,768,000
   General and administrative .........................................          778,000         1,354,000
                                                                             -----------       -----------
     Total operating expenses .........................................        2,783,000         3,122,000
                                                                             -----------       -----------
Operating income (loss) ...............................................          860,000          (692,000)
                                                                             -----------       -----------
Interest expense ......................................................                            188,000
                                                                             -----------       -----------
Income (loss) before income taxes .....................................          860,000          (880,000)
Provision for income taxes ............................................          280,000                --
                                                                             -----------       -----------
Net income (loss) .....................................................      $   580,000       $  (880,000)
                                                                             ===========       ===========

Income (loss) per share:
   Basic ..............................................................      $      0.37       $     (0.54)
                                                                             ===========       ===========
   Diluted ............................................................      $      0.36       $     (0.54)
                                                                             ===========       ===========

Weighted average number of shares outstanding:
   Basic ..............................................................        1,571,187         1,617,637
                                                                             ===========       ===========
   Diluted ............................................................        1,607,546         1,617,637
                                                                             ===========       ===========





The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             -----------------------------
                                                                                1998              1999
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................................      $   580,000       $  (880,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ....................................          107,000           348,000
     Changes in assets and liabilities:
       Communications receivables .....................................         (159,000)          193,000
       Accounts receivables ...........................................               --          (571,000)
       Inventories ....................................................         (507,000)           27,000
       Prepaid expenses and other assets ..............................         (197,000)          142,000
       Accounts payable ...............................................          480,000           648,000
       Commissions payable ............................................           53,000            43,000
       Taxes payable ..................................................          442,000           180,000
       Accrued compensation and accrued liabilities ...................          121,000           135,000
       Deferred revenue ...............................................          434,000            59,000
                                                                             -----------       -----------
         Total adjustments ............................................          774,000         1,020,000
                                                                             -----------       -----------
              Net cash provided in operating activities ...............        1,354,000           147,000
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures ...............................................          (41,000)          (52,000)
   Software development costs .........................................         (153,000)          (90,000)
                                                                             -----------       -----------
              Net cash used in investing activities ...................         (194,000)         (142,000)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for issuance of common stock ..............................         (228,000)               --
   Proceeds from line of credit .......................................       (1,390,000)           35,000
   Payments on capital lease obligations ..............................         (501,000)          (52,000)
                                                                             -----------       -----------
              Net cash used in financing activities ...................         (729,000)          (24,000)
                                                                             -----------       -----------

NET INCREASE IN CASH EQUIVALENTS ......................................          431,000           (19,000)
CASH AND CASH EQUIVALENTS, beginning of the period ....................          372,000            20,000
                                                                             -----------       -----------
CASH AND CASH EQUIVALENTS, end of the period ..........................      $   803,000       $     1,000
                                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES OF
   NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred .................................      $ 5,759,000       $ 5,759,000
                                                                             ===========       ===========
   Conversion of amounts owed under line of credit to preferred
     stock ............................................................      $        --       $ 1,425,000
                                                                             ===========       ===========




The accompanying notes are an integral part of these consolidated statements.

                               MAXXIS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND PRESENTATION

         We were incorporated on January 24, 1997 and are headquartered in Tucker, Georgia. Our principal business operations are carried out through our wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Communications, Inc., each of which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in November 1997. We were founded for the purpose of providing long-distance services, private label nutritional products, and other services and consumable products through a multilevel marketing system of independent associates, or "IAs". Our IAs market communications and Internet services and nutritional and health enhancement products.

         We have a limited operating history, and our operations are subject to the risks inherent in the establishment of any new business. Since we only recently made the transition to an operating company, our ability to manage our growth and expansion will require us to implement and continually expand our operational and financial systems, recruit additional IAs, and train and manage both current and new IAs. Growth may place a significant strain on our operational resources and systems, and failure to effectively manage any such growth might have a material adverse effect on our business, financial condition and results of operations.

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of September 30, 1999 and the results of our operations and our cash flows for the three-month periods ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                               SEPTEMBER 30,               JUNE 30,
                                                   1999                      1999
                                               -------------             -----------

  Prepaid phone cards......................    $      14,000             $   25,000
  Sales aids...............................          129,000                160,000
  Nutritional products.....................          184,000                169,000
                                               -------------             ----------
                                               $     327,000             $  354,000
                                               =============             ==========

4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, we entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the September 30, 1999 consolidated balance sheet at a fair gross market value of approximately $5,759,000.

5.       SEGMENT REPORTING

         We are a multi-level network marketing company that currently sells communications and nutrition products through our network of IAs.

         The Communications segment of our business provides and distributes 1-Plus long distance services, prepaid phone cards, internet service and provides the hosting of web pages for Maxxis 2000 distributors. Our Nutrition division distributes private label nutritional and health enhancement products to our IAs. Our Marketing Services segment provides sales aids, product fulfillment, promotional materials and provides other support services such as conducting our annual marketing summit meeting and other training meetings.

         The Corporate Group segment of our business is largely an overhead function that provides our administrative, financial and legal support services.

         Segment information for the three month periods ended September 30, 1998 and 1999 are as follows:


                           COMMUNICATIONS    NUTRITIONAL     MARKETING    CORPORATE
                              SERVICES        PRODUCTS       SERVICES       GROUP         TOTAL
                           --------------    -----------     ---------    ---------    -----------
September 30, 1998
Net revenues ............  $    3,686,000    $   375,000    $1,042,000    $      --    $ 5,103,000
Operating income (loss)..         783,000       (107,000)      359,000     (175,000)       860,000


September 30, 1999
Net revenues ............  $    3,034,000    $   423,000    $  863,000    $      --    $ 4,320,000
Operating income (loss)..        (840,000)       (22,000)      501,000     (331,000)      (692,000)


6.       SHAREHOLDERS' DEFICIT

         On September 30, 1999 we converted the outstanding Line of Credit balance of $1.4 million into 259,091 shares of Series A Convertible Preferred Stock. The Line of Credit is with the Maxxis Millionaire Society, whose partners are certain members of senior management and significant shareholders of the common stock. Under the Line of Credit, Maxxis may borrow up to $2 million at 10% annual interest. Advances and interest are not payable until November 22, 2000. Also on September 30, 1999, we agreed to accept the return of common stock issued to a former executive in exchange for the foregiveness of a shareholder note receivable for $120,000, which was guaranteed by the executive. The returned shares are classified as Treasury Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We market communications and Internet services and nutritional and health enhancement products in the United States through its multi-level network marketing system of "independent associates," or "IAs." We operate through our subsidiaries: Maxxis 2000; Maxxis Communications; and Maxxis Nutritionals.

         Maxxis 2000 is a network marketing company that currently markets 1-Plus long distance service, travel cards, prepaid phone cards, 800 service and international telecommunications services, Internet access and Web-page development and hosting services, and nutritional and health enhancement products. We believe that a multi-level network marketing system allows us to obtain customers for our products in a cost effective manner and enhances customer retention because of the relationships between our IAs and their customers. The telecommunications customer base developed by our IAs provides a potential customer base for our nutritional and health enhancement products, Internet-related services and for future products.

         We have built a customer base without committing capital or management resources to construct its own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by our IAs. Maxxis Communications obtains telecommunications services and purchases time for its prepaid 1 hour, 30 minute and 10 minute phone cards from CRC. In September 1998, we entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In January 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. A provision of our contract with IXC requires a minimum monthly commitment expiring in September 2000. We have obtained tariffs and the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. During the period of April through July 1999, we migrated our long distance customers from CRC's network to the Maxxis Network.

         In November 1997, we began marketing several private label dietary supplements to our customers and IAs. Recently, we began marketing additional nutritional and health enhancement products that are manufactured by various suppliers. In September 1998, we began providing Internet access and Web-page development and hosting services. Internet access is provided by Maxxis Communications through its agreement with InteReach Internet Services, LLC, and Web-page development and hosting services are provided by Maxxis Communications.

         We conduct marketing activities exclusively through our network of IAs. We believes that IAs are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because our IAs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork and have a flexible work schedule. We encourage IAs to market services and products to persons with whom the IAs have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsors meetings at which current IAs are encouraged to bring in others for an introduction to our marketing system. Our multi-level network marketing system and our reliance upon IAs are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system will continue to build a base of potential customers for additional services and products.

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: sales of prepaid phone cards to our IAs; commissions, fees and revenues generated from our long distance customers; and subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees from the local exchange carriers, there is generally a delay of up to three to four months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive commissions from such customer's usage. In the future, we believe that revenues generated on the sales of 1-Plus long distance services will constitute an increasing percentage of our total revenues.

         Nutritional products revenues include sales of private-label nutritional products, health enhancement products, a weight management program and a skin care system. Marketing services revenues include application fees from IAs and purchases of sales aids by IAs, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. Marketing services revenues also include training fees paid by senior associates and "managing directors" or "MDs." To become an independent associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit. Independent associates also pay an annual non-refundable fee, which we amortize into revenues over the renewal period, in order to maintain their status as an independent associate. MDs must attend continuing education training schools each year which also are subject to a fee. The training fees are recognized at the time the training is received. We do not receive any fees from independent associates for the training provided by MDs or national training directors.

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of purchasing activated prepaid phone cards, the Maxxis Switch and network services. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) usage of long distance services by customers; (ii) sales of products to new IAs sponsored into Maxxis; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support our operations and growth.

         We have a limited operating history, and our operations are subject to the risks inherent in the establishment of any new business. We expect that we will incur substantial initial expenses, and there can be no assurance that we will achieve profitability. If we grow rapidly, we will be required to continually expand and modify our operational and financial systems, add additional IAs and new customers, and train and manage both current and new employees and IAs. Such rapid growth would place a significant strain on our operational resources and systems, and the failure to effectively manage any such growth could have a material adverse effect on our business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                   --------------------
                                     1998         1999
                                   -------      -------
Net revenues:
   Communications services ....         72%          70%
   Nutritional products .......          7           10
   Marketing services .........         21           20
                                   -------      -------
     Total net revenues .......        100%         100%
                                   =======      =======

Cost of services:
   Communications services ....         14%          34%
   Nutritional products .......          4            4
   Marketing services .........         11            6
                                   -------      -------
     Total cost of services ...         29           44

Operating expenses:
   Selling and marketing ......         39           41
   General and administrative..         15           31
                                   -------      -------
     Total operating expenses..         54%          72%
                                   =======      =======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues declined $783,000, or 15%, to $4.3 million for the three months ended September 30, 1999 from $5.1 million for the same period in 1998. The decline in total net revenues was primarily due to a reduction in the number of IAs enrolled in the Maxxis marketing network for the three months ended September 30, 1999.

         Communications services revenues declined $652,000, or 18%, to $3.0 million for the three months ended September 30, 1999 from $3.7 million for the same period in 1998. This decrease was primarily due to fewer prepaid phone card sales to the our IAs.

         Nutritional products revenues were $423,000 for the three months ended September 30, 1999 as compared to $375,000 for the three months ended
September 30, 1998. This 13% increase was largely due to an increased number of repeat users of our nutrition products.

         Marketing services revenues declined $179,000, or 17%, to $863,000 million for the three months ended September 30, 1999 from $1.0 million for the same period in 1998. The decline in revenue was mainly due to a reduction in the number of IAs enrolled in the Maxxis marketing network for the three months ended September 30, 1999 combined with lower revenues of sales aids and promotional products.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended September 30, 1999 was $1.9 million, or 44% of total net revenues, as compared to $1.5 million, or 29% of total net revenues, for the same period in 1998. The higher cost of services as a percentage of net revenues is primarily the result of establishing Maxxis Communications as a facilities based carrier of long distance telephone services including the costs of operating the Maxxis Switch.

         Communications services cost was $1.5 million, or 34% of total net revenues, for the three months ended September 30, 1999, as compared to $706,000, or 14% of total net revenues, for the same period in 1998. This increase as a percentage of total net revenues was due mainly to the expenses associated with the Maxxis Switch and our operation as a tariffed facilities based provider of telecommunications services for the three months ended September 30, 1999. During the same period in 1998, we earned commissions for enrolling customers in 1-Plus long distance service provided by CRC and incurred a negligible amount of cost of services. Consequently, for the three months ended September 30, 1999, costs associated with operating the Maxxis Switch and network services are included in cost of services whereas there were none of these costs in the 1998 period. Nutritional products cost was $167,000, or 4% of total net revenues, for the three months ended September 30, 1999, as compared to $202,000, or 4% of total net revenues, for the three months ended September 30, 1998. Marketing services cost was $253,000, or 6% of total net revenues, for the three months ended September 30, 1999 as compared to $552,000, or 11% of total net revenues, for the same period in 1998. The decline as a percentage of total net revenues was primarily due to higher costs associated with our 1998 annual summit meeting.

         Gross Margin. Gross margin decline to $2.4 million for the three months ended September 30, 1999 from $3.6 million for the same period in 1998. As a percentage of total net revenues, gross margin declined to 56% from 71% over those respective periods.

         Operating Expenses. For the three months ended September 30, 1999, selling and marketing expenses were $1.8 million, or 41% of total net revenues, as compared with $2.0 million, or 39% of total net revenues, for the same period in 1998. General and administrative expenses were $1.3, or 31% of total net revenues, for the three months ended September 30, 1999, as compared to $778,000, or 15% of total net revenues, for the same period in 1998. The increase in general and administrative cost largely relate to the higher costs of operating the Maxxis network and directly servicing and billing our customers.

         Income Taxes. No provision for income taxes was required in the 1999 period as compared with a provision for income taxes of $280,000 recorded for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended September 30, 1999, cash provided by operating activities was $147,000 as compared to $1.4 million for the same period in 1998. Operating activities for the three months ended September 30, 1999 included $873,000 of net loss, $348,000 of depreciation and amortization and $1.0 million related to changes in assets and liabilities.

         Cash used in investing activities was $142,000 for the three months ended September 30, 1999, as compared to $194,000 for the same period in 1998. Investing activities for the three months ended September 30, 1999 consisted primarily of purchases of computer software and hardware.

         Cash used by financing activities was $24,000 for the three months ended September 30, 1999, as compared to cash provided by financing activities of $729,000 for the same period in 1998. Financing activities for the three months ended September 30, 1999 consisted of $35,000 of proceeds from our Line of Credit with the Maxxis Millionaire Society, which indebtedness was subsequently converted to our preferred stock and $59,000 of lease payments on the Maxxis Switch.

         As of September 30, 1999, we had cash of $1,000 and a working capital deficit of $2.6 million as compared to cash of $803,000 and a working capital deficit of $1.0 million as of June 30, 1999.

         On September 29, 1998, we entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Network. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 began in January 1999 and will continue for a period of five years.

         We anticipate that cash generated from operations, together with proceeds from our ongoing equity offering, will be sufficient to meet our capital requirements for the next 12 months. However, if we do not receive sufficient funds from our operations and equity offering to fund our operations, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, lines of credit and private equity and debt financings. Our cash and financing needs for fiscal 2000 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi level network marketing system. We have not identified financing sources to fund such cash needs in fiscal 2000 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

         Our business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network communications are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), we could experience significant system failures or errors, which could have a material adverse effect on our business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or the current expectations of Maxxis, its directors or its officers with respect to, among other things: (i) Maxxis' financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations, including those related to Year 2000 issues; (iii) our growth and operating strategy; (iv) our anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on us of potential litigation and investigations concerning us. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital; risks associated with meeting lease obligations and obtaining necessary regulatory approvals in connection with the Maxxis Switch; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for our products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the our business; changes in operating expenses or the failure of operating expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving potential litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the our filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (Registration number (333-38623), as declared effective by the Commission on January 5, 1999.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         We are not a party to, nor is any of its property subject to, any material legal proceedings. We may be subject from time to time to legal proceedings that arise out of our business operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 1999 Annual Meeting of shareholders was held on October 21, 1999 to: (i) elect three directors to serve on our Board of Directors, each for a three-year term; and (ii) ratify the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending June 30, 2000.

         Election of Directors. The shareholders were asked to elect Robert J. Glover, Larry W. Gates II and John Phillips to our Board of Directors, each for a three-year term. A total of 1,041,530 (or 64% of the eligible votes) shares were cast for the election of Mr. Glover, 923 votes were cast against and there were 450 abstentions. A total of 1,041,646 shares were cast for the election of Mr. Gates, no votes were cast against and there were 1,259 abstentions. A total of 118,122 shares were cast for the election of Mr. Phillips, 867,446 votes were cast against and there were 57,337 abstentions. Consequently, Messrs. Gates, Glover and Phillips were re-elected to the Board. In addition to the foregoing, the following persons continue to serve as directors: Thomas O. Cordy; Charles P. Bernstein; Alvin Curry, Jr.; Terry Harris; Philip E. Lundquist and Ivey J. Stokes.

         Accountants. The shareholders were asked to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as our independent public accountants for the fiscal year ending June 30, 2000. A total of 64%, or 1,033,365 votes were cast for the ratification of Arthur Andersen LLP.


ITEM 5.  OTHER INFORMATION

         On September 30, 19998, Thomas O. Cordy resigned as our Chief Executive Officer. Mr. Cordy continues to serve as a director.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

Exhibit
Number            Exhibit Description
-------           -------------------
3.1               Amended and Restated Articles of Incorporation of Maxxis, as amended to date.*
3.2               Amended and Restated Bylaws of Maxxis., as amended to date.*
4.1               See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation
                  and Amended and Restated Bylaws defining the rights of holders of our Common Stock.*
27                Financial Data Schedule (for SEC use only).

--------------------------
* Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (No. 333-38623) as declared effective by the Securities and Exchange Commission on January 5, 1999.

         (B) REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAXXIS GROUP, INC.



November 15, 1999                /s/  Ivey J. Stokes
                                 -----------------------------------------------
                                 Ivey J. Stokes
                                 Chairman, President and Chief Executive Officer
                                 (Principal executive officer)


November 15, 1999                /s/ Daniel McDonough
                                 -----------------------------------------------
                                 Daniel McDonough
                                 Chief Financial Officer
                                 (Principal financial and accounting officer)