Form 10-Q
period 1999-12-31
MAXXIS GROUP INC
filed 2000-02-18
CIK 1045703

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

                                       Or

[] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______, TO ______.

                        Commission File Number: 333-38623

                                   ----------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at February 14, 2000

        Common Stock, no par value                       1,541,274

================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                     PAGE
                                                                                     ----
PART I FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of
                 December 31, 1999 (Unaudited) and June 30, 1999....................   3

                 Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months ended December 31, 1998 and 1999
                 (Unaudited)........................................................   4

                 Condensed Consolidated Statements of Cash Flows for the
                 Six Months ended December 31, 1998 and 1999 (Unaudited)............   5

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited).............................................   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................   8

         Item 3. Quantitative and Qualitative Disclosure About
                  Market Risks......................................................   14

PART II OTHER INFORMATION

         Item 1. Legal Proceedings..................................................   14

         Item 5. Other Information..................................................   14

         Item 6. Exhibits and Reports on Form 8-K...................................   15

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,      JUNE 30,
                                                                           1999            1999
                                                                       -----------      -----------
                                                                       (UNAUDITED)
                               ASSETS
Current assets:
   Cash ..........................................................     $   241,000      $    20,000
   Short-term investments ........................................          10,000           10,000
   Communications receivable, net of allowance for
     doubtful accounts of $313,000 and $113,000 ..................         169,000          652,000
   Accounts receivable, net of allowance for
     doubtful accounts of $490,000 and $189,000 ..................       1,499,000          817,000
   Inventory .....................................................         499,000          354,000
   Prepaid expenses ..............................................          25,000           98,000
   Other current assets ..........................................         126,000           12,000
                                                                       -----------      -----------
     Total current assets ........................................       2,569,000        1,963,000

Property and equipment, net ......................................       5,299,000        5,842,000
Capitalized software development costs, net ......................         448,000          352,000
Investments ......................................................         100,000          100,000
Other assets .....................................................          48,000           29,000
                                                                       -----------      -----------
         Total assets ............................................     $ 8,464,000      $ 8,286,000
                                                                       ===========      ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Preferred stock subscriptions .................................     $ 1,987,000      $        --
   Accounts payable ..............................................       1,091,000        1,218,000
   Commissions payable ...........................................         230,000          463,000
   Accrued compensation ..........................................         212,000          220,000
   Taxes payable .................................................         503,000          317,000
   Current maturities of long-term capital lease obligations .....         535,000          929,000
   Accrued liabilities ...........................................         516,000          428,000
   Deferred revenue ..............................................         428,000          330,000
                                                                       -----------      -----------
     Total current liabilities ...................................       5,502,000        3,905,000

Long-term liabilities:
   Line of credit ................................................          65,000        1,390,000
   Long-term lease obligations ...................................       4,005,000        4,005,000
                                                                       -----------      -----------
     Total long-term liabilities .................................       4,070,000        5,395,000

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 295,450 shares are issued and outstanding ....       1,625,000          200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,541,274 and 1,617,637 shares issued and outstanding .......         612,000          612,000
   Shareholder note receivable ...................................              --         (120,000)
   Treasury stock, at cost .......................................        (128,000)              --
   Accumulated earnings (deficit) ................................      (3,217,000)      (1,706,000)
                                                                       -----------      -----------
     Total shareholders' equity (deficit) ........................      (1,108,000)      (1,014,000)
                                                                       -----------      -----------
         Total liabilities and shareholders' equity ..............     $ 8,464,000      $ 8,286,000
                                                                       ===========      ===========





  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          DECEMBER 31,               DECEMBER 31,
                                                 --------------------------    ------------------------
                                                     1998           1999          1998          1999
                                                 -----------    -----------    ----------   -----------
Net revenues:
   Communications services ...................   $ 1,435,000    $ 2,189,000    $5,121,000   $ 5,223,000
   Nutritional products ......................       255,000        692,000       630,000     1,115,000
   Marketing services ........................       398,000        412,000     1,440,000     1,275,000
                                                 -----------    -----------    ----------   -----------
     Total net revenues ......................     2,088,000      3,293,000     7,191,000     7,613,000
                                                 -----------    -----------    ----------   -----------
Cost of services:
   Communications services ...................       202,000      1,256,000       908,000     2,726,000
   Nutritional products ......................       158,000        162,000       360,000       329,000
   Marketing services ........................        85,000        141,000       637,000       394,000
                                                 -----------    -----------    ----------   -----------
     Total cost of services ..................       445,000      1,559,000     1,905,000     3,449,000
                                                 -----------    -----------    ----------   -----------
Gross margin .................................     1,643,000      1,734,000     5,286,000     4,164,000
                                                 -----------    -----------    ----------   -----------
Operating expenses:

   Selling and marketing .....................     1,054,000        796,000     3,059,000     2,564,000
   General and administrative ................     1,072,000      1,427,000     1,850,000     2,781,000
                                                 -----------    -----------    ----------   -----------
     Total operating expenses ................     2,126,000      2,223,000     4,909,000     5,345,000
                                                 -----------    -----------    ----------   -----------
Operating income (loss) ......................      (483,000)      (489,000)      377,000    (1,181,000)
                                                 -----------    -----------    ----------   -----------
Interest income (expense) ....................         5,000       (143,000)        5,000      (331,000)
Income (loss) before income taxes ............      (478,000)      (632,000)      382,000    (1,512,000)
Provision (benefit) for income taxes .........      (130,000)            --       150,000            --
                                                 -----------    -----------    ----------   -----------
Net income (loss) ............................   $  (348,000)   $  (632,000)   $  232,000   $(1,512,000)
                                                 ===========    ===========    ==========   ===========

Income (loss) per share:
   Basic .....................................   $     (0.22)   $     (0.41)   $     0.15   $     (0.96)
                                                 ===========    ===========    ==========   ===========
   Diluted ...................................   $     (0.22)   $     (0.41)   $     0.15   $     (0.96)
                                                 ===========    ===========    ==========   ===========

Weighted average number of shares outstanding:
   Basic .....................................     1,571,187      1,541,500     1,571,187     1,581,274
                                                 ===========    ===========    ==========   ===========
   Diluted ...................................     1,571,187      1,541,500     1,571,187     1,581,274
                                                 ===========    ===========    ==========   ===========











  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                       ----------------------------
                                                                           1998            1999
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................................     $   232,000      $(1,512,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...............................         252,000          699,000
     Compensation expense related to stock options ...............          38,000               --
     Changes in assets and liabilities:
       Communications receivables ................................        (380,000)         483,000
       Accounts receivables ......................................              --         (681,000)
       Inventories ...............................................        (335,000)        (145,000)
       Prepaid expenses ..........................................          19,000           73,000)
       Other assets ..............................................         (28,000)        (133,000)
       Accounts payable ..........................................         173,000         (128,000)
       Commissions payable .......................................          99,000         (233,000)
       Taxes payable .............................................         333,000          186,000
       Accrued liabilities .......................................         156,000           99,000
       Deferred revenue ..........................................           2,000           98,000
                                                                       -----------      -----------
         Total adjustments .......................................         329,000          318,000
                                                                       -----------      -----------
              Net cash provided (used) by operating activities ...         561,000       (1,194,000)
                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................................        (188,000)         (84,000)
   Software development costs ....................................        (281,000)        (168,000)
   Purchase of equity investment .................................        (100,000)              --
                                                                       -----------      -----------
              Net cash used by investing activities ..............        (569,000)        (252,000)
                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from (for) issuance of common stock .......        (244,000)              --
   Proceeds from the sale of preferred stock .....................              --        1,425,000
   Proceeds from preferred stock subscriptions ...................              --        1,987,000
   Payments for treasury stock ...................................              --           (7,000)
   Net proceeds (payments) on line of credit .....................         800,000       (1,325,000)
   Payments on capital lease obligations .........................        (501,000)        (413,000)
                                                                       -----------      -----------
              Net cash provided by financing activities ..........          55,000        1,667,000
                                                                       -----------      -----------
NET INCREASE IN CASH EQUIVALENTS .................................          47,000          221,000
CASH AND CASH EQUIVALENTS, beginning of the period ...............         372,000           20,000
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, end of the period .....................     $   419,000      $   241,000
                                                                       ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Capital lease obligations incurred ............................     $ 5,759,000      $        --
                                                                       ===========      ===========
   Conversion of amounts owed under line of credit
     to preferred stock ..........................................     $        --      $ 1,425,000
                                                                       ===========      ===========




  The accompanying notes are an integral part of these consolidated statements.

                               MAXXIS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND PRESENTATION

         We were incorporated on January 24, 1997 and are headquartered in Tucker, Georgia. We are a multi-level network marketing company that currently sells communications and nutrition products through our network of IAs. Our principal business operations are carried out through our wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Communications, Inc., each of which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in November 1997. We were founded for the purpose of providing long-distance services, private label nutritional products, and other services and consumable products through a multilevel marketing system of independent associates, or "IAs." Our IAs market communications and Internet services and nutritional and health enhancement products.

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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of December 31, 1999 and the results of our operations and our cash flows for the three and six month periods ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                                               DECEMBER 31,     JUNE 30,
                                                                   1999          1999
                                                                ----------     ---------
                Prepaid phone cards.........................    $ 113,000      $  25,000
                Sales aids..................................      137,000        160,000
                Nutritional products........................      249,000        169,000
                                                                ---------      ---------
                                                                $ 499,000      $ 354,000
                                                                =========      =========

4.       SEGMENT REPORTING

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

         Segment information for the three month periods ended December 31, 1998 and 1999 are as follows:

                                      COMMUNICATIONS     NUTRITIONAL      MARKETING      CORPORATE
                                         SERVICES         PRODUCTS         SERVICES        GROUP           TOTAL
                                        -----------      -----------      ----------     ----------      -----------
         December 31, 1998
            Net revenues ..........     $ 1,435,000      $   255,000      $  398,000     $       --      $ 2,088,000
            Operating income (loss)        (166,000)        (263,000)        161,000       (215,000)        (483,000)

         December 31, 1999
            Net revenues ..........     $ 2,189,000      $   692,000      $  412,000     $       --      $ 3,293,000
            Operating income (loss)        (525,000)         179,000         192,000       (335,000)        (489,000)


         Segment information for the six month periods ended December 31, 1998 and 1999 are as follows:

                                      COMMUNICATIONS     NUTRITIONAL      MARKETING      CORPORATE
                                         SERVICES         PRODUCTS         SERVICES        GROUP           TOTAL
                                        -----------      -----------      ----------     ----------      -----------
         December 31, 1998
            Net revenues ..........     $ 5,121,000      $   630,000      $1,440,000     $       --      $ 7,191,000
            Operating income (loss)         617,000         (370,000)        520,000       (390,000)         377,000

         December 31, 1999
            Net revenues ..........     $ 5,223,000      $ 1,115,000      $1,275,000     $       --      $ 7,613,000
            Operating income (loss)      (1,365,000)         157,000         693,000       (666,000)      (1,181,000)


5.       SHAREHOLDERS' DEFICIT

         On September 30, 1999 we converted the outstanding Line of Credit balance of $1.4 million into 259,091 shares of Series A Convertible Preferred Stock. The Line of Credit is with the Maxxis Millionaire Society, whose partners are certain members of senior management and significant shareholders of the common stock. Under the Line of Credit, Maxxis may borrow up to $2 million at 10% annual interest. Advances and interest are not payable until November 22, 2000. Also on September 30, 1999, we agreed to accept the return of common stock issued to a former executive in exchange for the forgiveness of a shareholder note receivable for $120,000, which was guaranteed by the executive. The returned shares are classified as treasury stock.

         During the three month period ended December 31, 1999, we received an aggregate of $2.0 million in cash for preferred stock subscriptions. This item is classified as a current liability until such time that we complete certain regulatory requirements, which is anticipated to be completed by the end of the third fiscal quarter reporting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We market communications and Internet services and nutritional and health enhancement products in the United States through our multi-level network marketing system of "independent associates," or "IAs." We operate through our subsidiaries: Maxxis 2000; Maxxis Communications; and Maxxis Nutritionals.

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

         We have built a customer base without committing capital or management resources to construct our own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by our IAs. In September 1998, we entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In January 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. A provision of our contract with IXC requires a minimum monthly commitment expiring in September 2000. We have obtained tariffs and the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. During the period of April through July 1999, we migrated all of our long distance customers and domestic prepaid phone cards from CRC's network to the Maxxis network.

         In November 1997, we began marketing several private label dietary supplements to our customers and IAs. We also market additional nutritional and health enhancement products that are manufactured by various suppliers. In September 1998, we began providing Internet access and Web-page development and hosting services. Internet access is provided by Maxxis Communications through its agreement with InteReach Internet Services, LLC, and Web-page development and hosting services are provided by Maxxis Communications.

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

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: sales of prepaid phone cards to our IAs; usage revenue and fees generated from our long distance customers; and subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers, there is generally a delay of up to two to three months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive cash from such customer's usage. In the future, we believe that revenues generated on the sales of 1-Plus long distance services will constitute an increasing percentage of our total revenues.

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

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of usage from third party carriers and the cost of the Maxxis Switch. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) usage of long distance services by customers; (ii) sales of products to new IAs sponsored into Maxxis; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support our operations and growth.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   DECEMBER 31              DECEMBER 31,
                                               -----------------         -----------------
                                               1998         1999         1998         1999
                                               ----         ----         ----         ----
         Net revenues:
            Communications services ..          69%          66%          71%          68%
            Nutritional products .....          12           21            9           15
            Marketing services .......          19           13           20           17
                                               ---          ---          ---          ---
              Total net revenues .....         100%         100%         100%         100%
                                               ===          ===          ===          ===

         Cost of services:
            Communications services ..          10%          38%          13%          36
            Nutritional products .....           8            5            5            4
            Marketing services .......           4            4            9            5
                                               ---          ---          ---          ---
              Total cost of services .          22%          47%          27%          45%

         Operating expenses:
            Selling and marketing ....          50%          24%          43%          34%
            General and administrative          51           43           26           36
                                               ---          ---          ---          ---
              Total operating expenses         101%          67%          69%          70%
                                               ===          ===          ===          ===


    THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues increased $1.2 million, or 58%, to $3.3 million for the three months ended December 31, 1999 from $2.1 million for the same period in 1998. The increase in total net revenues was primarily due to higher communications services revenue.

         Communications services revenues increased $754,000, or 52%, to $2.2 million for the three months ended December 31, 1999 from $1.4 million for the same period in 1998. This increase was primarily due to the fact that in the 1999 period we recorded all long distance telephone revenues, while in the 1998 period only the commission amount from CRC was recorded as revenue.

         Nutritional products revenues increased $437,000, or 171% to $692,000 for the three months ended December 31, 1999 compared with the same period in 1998. The increase is mainly due to an expansion of the product line, an increase in the number of nutrition product activations and more repeat consumers of these nutrition and health enhancement products.

         Marketing services revenues increased $14,000, or 3%, to $412,000 for the three months ended December 31, 1999 from $398,000 for the same period in 1998. The increase is the result of a slightly higher average price on distributor kits.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended December 31, 1999 was $1.6 million, or 47% of total net revenues, as compared to $445,000, or 22% of total net revenues, for the same period in 1998. The increase in total cost of services as a percentage of total net revenues resulted from higher communications services costs.

         Communications services cost was $1.3 million, or 38% of total net revenues, for the three months ended December 31, 1999, as compared to $202,000, or 10% of total net revenues, for the same period in 1998. This large increase in the percentage of total net revenues was due mainly to the fact that in the latest period we recognized the cost of operation of the Maxxis network, whereas, in the 1998 period under the reseller agreement with CRC no such cost was recognized.

         Nutritional products cost was $162,000, or 5% of total net revenues, for the three months ended December 31, 1999 as compared to $158,000 of nutrition products cost for the same period in 1998. The improved nutrition products margins were mainly due to cost reductions and improved inventory control procedures.

         Marketing services cost was $141,000, or 4% of total net revenues, for the three months ended December 31, 1999 as compared to $85,000, or 4% of total net revenues, for the same period in 1998.

         Gross Margin. Gross margin increased to $1.7 million for the three months ended December 31, 1999 from $1.6 million for the same period in 1998. As a percentage of total net revenues, gross margin declined to 53% for the three months ended December 31, 1999 from 79% for the three months ended December 31, 1998. The lower gross margins are mainly attributable to the recognition of costs associated with the Maxxis network, which are partly offset by higher nutrition products margins.

         Operating Expenses. For the three months ended December 31, 1999, selling and marketing expenses were $796,000, or 24% of total net revenues, as compared with $1.1 million, or 50% of total net revenues, for the same period in 1998. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to lower commissions paid on communications services. General and administrative expenses were $1.4 million, or 43% of total net revenues, for the three months ended December 31, 1999, as compared to $1.1 million, or 51% of total net revenues, for the same period in 1998. The increase in general and administrative expenses is largely due to higher bad debt and depreciation expense. Total operating expenses decreased to 67% of total net revenues for the three months ended December 31, 1999 from 101% for the same period in 1998.

         Net Loss. The net loss before income taxes for the three months ended December 31, 1999 was $632,000 as compared to a net loss of $478,000 before income taxes for the same period in 1998. The higher net loss is largely due to higher costs for communications services.

         Income Taxes. Because we had a net loss for the three months ended December 31, 1999, no income tax provision was recorded. A tax benefit of $130,000 was recorded for the three months ended December 31, 1998 to partly offset the tax provision recorded in the profitable first quarter period ended September 30, 1998.

     SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

         Revenues. Total net revenues increased $422,000, or 6%, to $7.6 million for the six months ended December 31, 1999 from $7.2 million for the same period in 1998. The increase in total net revenues was primarily due to higher nutrition product sales which was partly offset by a reduction in the number of IAs enrolled in the Maxxis marketing network for the six months ended December 31, 1999.

         Communications services revenues increased $102,000, or 2%, to $5.2 million for the six months ended December 31, 1999 from $5.1 million for the same period in 1998. This increase was primarily due to higher long distance services revenue which was offset by fewer prepaid phone card sales to our IAs.

         Nutritional products revenues were $1.1 million for the six months ended December 31, 1999 as compared to $630,000 for the six months ended December 31, 1998. This 77% increase was largely due to an expanded product line and an increased number of repeat users of our nutrition and health enhancement products.

         Marketing services revenues declined $165,000, or 11%, to $1.3 million for the six months ended December 31, 1999 from $1.4 million for the same period in 1998. The decline in revenue network for the six months ended December 31, 1999 was mainly due to a reduction in the number of IAs enrolled in the Maxxis marketing combined with lower revenues of sales aids and promotional products as compared to the same period in 1998.

         Cost of Services. Total cost of services for the six months ended December 31, 1999 was $3.5 million, or 45% of total net revenues, as compared to $1.9 million, or 27% of total net revenues, for the same period in 1998. The higher cost of services as a percentage of net revenues is primarily the result of establishing Maxxis Communications as a facilities-based carrier of long distance telephone services.

         Communications services cost was $2.7 million, or 36% of total net revenues, for the six months ended December 31, 1999, as compared to $908,000, or 13% of total net revenues, for the same period in 1998. This increase as a percentage of total net revenues was due mainly to the expenses associated with the Maxxis Switch and our operation as a tariffed facilities based provider of telecommunications services for the six months ended December 31, 1999. During the same period in 1998, we earned commissions for enrolling customers in 1-Plus long distance service provided by CRC and incurred a negligible amount of cost of services. Consequently, for the six months ended December 31, 1999, costs associated with operating the Maxxis Switch and network services are included in cost of services whereas these costs were not included in the comparable 1998 period.

         Nutritional products cost was $329,000, or 4% of total net revenues, for the six months ended December 31, 1999, as compared to $360,000, or 5% of total net revenues, for the six months ended December 31, 1998. The improved margins are the result of lower material costs and improved inventory control procedures.

         Marketing services cost was $394,000, or 5% of total net revenues, for the six months ended December 31, 1999 as compared to $637,000, or 9% of total net revenues, for the same period in 1998. The decline as a percentage of total net revenues was primarily due to higher costs associated with our 1998 annual summit meeting and the higher cost of components included in distributor kits.

         Gross Margin. Gross margin declined to $4.2 million for the six months ended December 31, 1999 from $5.3 million for the same period in 1998. Due to higher total cost of services, gross margin as a percentage of total net revenues declined to 55% for the six months ended December 31, 1999 from 74% for the six months ended December 31, 1998.

         Operating Expenses. For the six months ended December 31, 1999, selling and marketing expenses were $2.6 million, or 34% of total net revenues, as compared with $3.1 million, or 43% of total net revenues, for the same period in 1998. General and administrative expenses were $2.8 million, or 37% of total net revenues, for the six months ended December 31, 1999, as compared to $1.8 million, or 26% of total net revenues, for the same period in 1998. The increase in general and administrative cost largely relate to the higher costs of operating the Maxxis network and directly servicing and billing our long distance telephone customers.

         Income Taxes. Due to our net loss for the six months ended December 31, 1999, no provision for income taxes was required while a provision for income taxes of $150,000 was recorded due to our net income for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended December 31, 1999, the cash used by operating activities was $1.2 million as compared to cash provided from operating activities of $561,000 million for the same period in 1998. Operating activities for the six months ended December 31, 1999 included $1.5 million net loss, partly offset by $699,000 of depreciation and amortization and $381,000 related to changes in assets and liabilities.

         Cash used in investing activities was $252,000 for the six months ended December 31, 1999, as compared to $569,000 for the same period in 1998. Investing activities for the six months ended December 31, 1999 consisted primarily of purchases of computer software and hardware.

         Cash provided by financing activities was $1.7 million for the six months ended December 31, 1999, as compared to cash provided by financing activities of $55,000 for the same period in 1998. Financing activities for the six months ended December 31, 1999 consisted of $3.4 million of subscriptions and proceeds from our private preferred stock offering, net payments of $1.3 million on our Line of Credit with the Maxxis Millionaire Society (of which indebtedness was subsequently converted to our preferred stock) and $413,000 of lease payments on the Maxxis Switch.

         As of December 31, 1999, we had cash of $241,000 and a working capital deficit of $2.9 million as compared to cash of $20,000 and a working capital deficit of $1.9 million as of June 30, 1999. Included in the cash deficit for the three months ended December 31, 1999 are the $2.0 million of preferred stock subscriptions.

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

         We anticipate that cash generated from operations, together with proceeds from our private preferred stock offering, will be sufficient to meet our capital requirements for the next 12 months. However, if we do not receive sufficient funds from our operations and equity offering to fund our operations, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, lines of credit and private equity and debt financings. Our cash and financing needs for fiscal 2000 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi level network marketing system. We have not identified financing sources to fund such cash needs in fiscal 2000 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

YEAR 2000 COMPLIANCE

         To date, year 2000 problems have had a minimal effect on our business. However, we may not have identified and remedied all significant year 2000 problems.

         Further remedial efforts may involve significant time and expense, and uncured problems may have a material adverse effect on our business. Also, we sell telecommunications products to companies in a variety of industries, each of which is experiencing different year 2000 issues. Customer difficulties with year 2000 issues might require us to devote additional resources to resolve underlying problems. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services and related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or the current expectations of Maxxis, our directors and officers with respect to, among other things: (i) Maxxis' financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations, including those related to Year 2000 issues; (iii) our growth and operating strategy; (iv) our anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on us of potential litigation and investigations concerning us. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital; risks associated with meeting lease obligations and obtaining necessary regulatory approvals in connection with the Maxxis Switch; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for our products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the our business; changes in operating expenses or the failure of operating expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving potential litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in the our filings with Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (Registration number (333-38623), as declared effective by the Commission on January 5, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         We are not a party to, nor is any of our property subject to, any material legal proceedings. We may be subject from time to time to legal proceedings that arise out of our business operations.

ITEM 5.    OTHER INFORMATION

         On December 31, 1999, our Chief Financial Officer, Daniel McDonough, resigned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

Exhibit
Number       Exhibit Description

 27          Financial Data Schedule (for SEC use only).



         (B) REPORTS ON FORM 8-K.

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MAXXIS GROUP, INC.



February 18, 2000                      /s/ Ivey J. Stokes
                                       -----------------------------------------
                                       Ivey J. Stokes
                                       Chairman, President and Chief Executive
                                       Officer (Principal executive officer)



February 18, 2000                      /s/ DeChane Cameron
                                       -----------------------------------------
                                       DeChane Cameron
                                       (Principal accounting officer)