Form 10-Q
period 2000-03-31
MAXXIS GROUP INC
filed 2000-05-12
CIK 1045703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________, ____.


                        Commission File Number: 333-38623

                             ----------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                        Outstanding at May 8, 2000

        Common Stock, no par value                      1,617,697

================================================================================

================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                               PAGE
                                                                                               ----

PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of
                   March 31, 2000 (Unaudited) and June 30, 1999.......................          3

                   Condensed Consolidated Statements of Operations for the
                   Three Months and Nine Months ended March 31, 1999
                   and 2000 (Unaudited)...............................................          4

                   Condensed Consolidated Statements of Cash Flows for the
                   Nine Months ended March 31, 1999 and 2000 (Unaudited)..............          5

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited).............................................          6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................          8

         Item 3.   Quantitative and Qualitative Disclosure About
                   Market Risks.......................................................          14

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................          14

         Item 6.   Exhibits and Reports on Form 8-K...................................          15

SIGNATURES

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31, 2000      JUNE 30, 1999
                                                                              --------------      -------------
                                                                               (UNAUDITED)
                               ASSETS

Current assets:
   Cash ..............................................................        $ 11,138,000         $    20,000
   Short-term investments ............................................              10,000              10,000
   Communications receivable, net of allowance for
     doubtful accounts of $313,000 and $113,000 ......................             165,000             652,000
   Accounts receivable, net of allowance for
     doubtful accounts of $584,000 and $189,000 ......................           1,375,000             817,000
   Inventory .........................................................             175,000             354,000
   Prepaid expenses ..................................................             620,000              98,000
   Other current assets ..............................................             103,000              12,000
                                                                              ------------         -----------
     Total current assets ............................................          13,586,000           1,963,000

Property and equipment, net ..........................................           5,263,000           5,842,000
Capitalized software development costs, net ..........................             458,000             352,000
Investments ..........................................................             100,000             100,000
Other assets .........................................................              67,000              29,000
                                                                              ------------         -----------
         Total assets ................................................        $ 19,474,000         $ 8,286,000
                                                                              ============         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................           1,387,000           1,218,000
   Commissions payable ...............................................             588,000             463,000
   Accrued compensation ..............................................               6,000             220,000
   Taxes payable .....................................................             269,000             317,000
   Current maturities of long-term capital lease obligations .........             299,000             929,000
   Accrued liabilities ...............................................             257,000             428,000
   Deferred revenue ..................................................           6,569,000             330,000
                                                                              ------------         -----------
     Total current liabilities .......................................           9,375,000           3,905,000

Long-term liabilities:
   Line of credit ....................................................              65,000           1,390,000
   Long-term lease obligations .......................................           3,593,000           4,005,000
                                                                              ------------         -----------
     Total long-term liabilities .....................................           3,658,000           5,395,000

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 1,204,731 shares are issued and outstanding ......        $  5,200,000             200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,617,697 shares issued and outstanding .........................             612,000             612,000
   Shareholder note receivable .......................................                  --            (120,000)
   Treasury stock, at cost ...........................................            (128,000)                 --
   Accumulated earnings (deficit) ....................................             757,000          (1,706,000)
                                                                              ------------         -----------
     Total shareholders' equity (deficit) ............................           6,441,000          (1,014,000)
                                                                              ------------         -----------
         Total liabilities and shareholders' equity ..................        $ 19,474,000         $ 8,286,000
                                                                              ============         ===========


         The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                   -----------------------------      -----------------------------
                                                       2000             1999              2000             1999
                                                   ------------      -----------      ------------      -----------

Net revenues:
   Telecommunications services ...............     $  2,407,000      $ 1,166,000      $  7,630,000      $ 6,287,000
   Nutritional products ......................        8,249,000          303,000         9,364,000          934,000
   Marketing services ........................          667,000          427,000         1,942,000        1,866,000
                                                   ------------      -----------      ------------      -----------
     Total net revenues ......................       11,323,000        1,896,000        18,936,000        9,087,000
                                                   ------------      -----------      ------------      -----------

Cost of services:
   Telecommunications services ...............        1,273,000          120,000         3,999,000        1,028,000
   Nutritional products ......................        1,399,000          118,000         1,728,000          478,000
   Marketing services ........................          161,000          183,000           555,000          819,000
                                                   ------------      -----------      ------------      -----------
     Total cost of services ..................        2,833,000          421,000         6,282,000        2,325,000
                                                   ------------      -----------      ------------      -----------
Gross margin .................................        8,490,000        1,475,000        12,654,000        6,762,000
                                                   ------------      -----------      ------------      -----------
Operating expenses:
   Selling and marketing .....................        5,583,000        1,126,000         5,665,000        4,185,000
   General and administrative ................        1,763,000          903,000         4,079,000        2,754,000
                                                   ------------      -----------      ------------      -----------
     Total operating expenses ................        7,346,000        2,029,000         9,744,000        6,939,000
                                                   ------------      -----------      ------------      -----------
Operating income (loss) ......................        1,144,000         (554,000)        2,910,000         (177,000)
Interest income (expense) ....................         (436,000)        (179,000)         (447,000)        (174,000)
                                                   ------------      -----------      ------------      -----------
Income (loss) before income taxes ............          708,000         (733,000)        2,463,000         (351,000)
Provision (benefit) for income taxes .........               --         (150,000)               --               --
                                                   ------------      -----------      ------------      -----------
Net income (loss) ............................     $    708,000      $  (583,000)     $  2,463,000      $  (351,000)
                                                   ============      ===========      ============      ===========

Income (loss) per share:
   Basic .....................................     $       0.44      $     (0.37)     $       1.52      $     (0.22)
                                                   ============      ===========      ============      ===========
   Diluted ...................................     $       0.44      $     (0.37)     $       1.52      $     (0.22)
                                                   ============      ===========      ============      ===========

Weighted average number of shares outstanding:
   Basic .....................................        1,617,697        1,594,355         1,617,697        1,578,910
                                                   ============      ===========      ============      ===========
   Diluted ...................................        1,617,697        1,594,355         1,617,697        1,578,910
                                                   ============      ===========      ============      ===========





         The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -----------------------------
                                                                               2000             1999
                                                                           ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................     $  2,463,000      $  (351,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................          725,000          183,000
     Compensation expense related to stock options ...................               --           38,000
     Changes in assets and liabilities:
       Communications receivables ....................................          487,000         (386,000)
       Accounts receivables ..........................................         (558,000)              --
       Inventories ...................................................          179,000         (244,000)
       Prepaid expenses ..............................................         (522,000)         (82,000)
       Other assets ..................................................         (129,000)         (20,000)
       Accounts payable ..............................................          168,000          487,000
       Commissions payable ...........................................          125,000          119,000
       Taxes payable .................................................          (48,000)         217,000
       Accrued liabilities ...........................................         (385,000)         317,000
       Deferred revenue ..............................................        6,239,000           15,000
                                                                           ------------      -----------
         Total adjustments ...........................................        6,281,000          644,000
                                                                           ------------      -----------
              Net cash provided by operating activities ..............        8,744,000          293,000
                                                                           ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................          (84,000)        (243,000)
   Software development costs ........................................         (168,000)        (284,000)
   Purchase of equity investment .....................................               --         (100,000)
                                                                           ------------      -----------
              Net cash used in investing activities ..................         (252,000)        (627,000)
                                                                           ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for issuance of common stock .............................               --          (48,000)
   Proceeds from the sale of preferred stock .........................        5,000,000               --
   Payments for treasury stock .......................................           (7,000)              --
   Net (payments) proceeds on line of credit .........................       (1,325,000)         800,000
   Payments on capital lease obligations .............................       (1,042,000)        (629,000)
                                                                           ------------      -----------
              Net cash provided by financing activities ..............        2,626,000          123,000
                                                                           ------------      -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS ..........................       11,118,000         (210,000)
CASH AND CASH EQUIVALENTS, beginning of the period ...................           20,000          372,000
                                                                           ------------      -----------
CASH AND CASH EQUIVALENTS, end of the period .........................     $ 11,137,000      $   162,000
                                                                           ============      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Capital lease obligations incurred ................................     $         --      $ 5,759,000
                                                                           ============      ===========
   Conversion of amounts owed under line of credit
     to preferred stock ..............................................     $  1,425,000      $        --
                                                                           ============      ===========
   Treasury stock received ...........................................     $    120,000      $        --
                                                                           ============      ===========


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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2000 and the results of our operations and our cash flows for the three and nine month periods ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                                                    MARCH 31,                 JUNE 30,
                                                                       2000                     1999
                                                                ----------------         -----------------

                Prepaid phone cards.........................    $         25,000         $          25,000
                Sales aids..................................             150,000                   160,000
                Nutritional products........................                  --                   169,000
                                                                ----------------         -----------------
                                                                $        175,000         $         354,000
                                                                ================         =================

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

         Segment information for the three month periods ended March 31, 1999 and 2000 are as follows:

                                         COMMUNICATIONS    NUTRITIONAL     MARKETING      CORPORATE
                                            SERVICES         PRODUCTS       SERVICES        GROUP           TOTAL
                                         ---------------   -------------  -------------  -------------  -----------

         March 31, 1999
            Net revenues...............  $    1,166,000    $    303,000   $    427,000   $       --     $ 1,896,000
            Operating income (loss)....        (174,000)        (18,000)      (105,000)    (257,000)       (554,000)

         March 31, 2000
            Net revenues...............  $    2,407,000    $  8,249,000   $    667,000   $       --     $11,323,000
            Operating income (loss)....        (665,000)      1,980,000        193,000     (364,000)      1,144,000


         Segment information for the nine month periods ended March 31, 1999 and 2000 are as follows:

                                         COMMUNICATIONS    NUTRITIONAL     MARKETING      CORPORATE
                                            SERVICES         PRODUCTS       SERVICES        GROUP           TOTAL
                                         ---------------   -------------  -------------  -------------  -----------

         March 31, 1999
            Net revenues...............  $    6,287,000    $    934,000   $  1,866,000   $        --    $ 9,087,000
            Operating income (loss)....        (786,000)        620,000        246,000      (257,000)      (177,000)

         March 31, 2000
            Net revenues...............  $    7,630,000    $  9,364,000   $  1,942,000   $        --    $18,936,000
            Operating income (loss)....      (1,116,000)      4,491,000        565,000    (1,030,000)     2,910,000


5.       SHAREHOLDERS' EQUITY

         On September 30, 1999, we converted the outstanding Line of Credit balance of $1.4 million into 259,091 shares of Series A Convertible Preferred Stock. The Line of Credit is with the Maxxis Millionaire Society, whose partners are certain members of senior management and significant shareholders of the common stock. Under the Line of Credit, Maxxis may borrow up to $2 million at 10% annual interest. Advances and interest are not payable until November 22, 2000. Also on September 30, 1999, we agreed to accept the return of common stock issued to a former executive in exchange for the forgiveness of a shareholder note receivable for $120,000, which was guaranteed by the executive. The returned shares are classified as treasury stock.

         During the three month period ended March 31, 2000, we received approximately $5.0 million of subscriptions and proceeds from our private preferred stock offering.

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

         We have built a customer base without committing capital or management resources to construct our own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by our IAs. In September 1998, we entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In January 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. ("IXC") to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. A provision of our contract with IXC requires a minimum monthly commitment expiring in September 2000. We have obtained tariffs and the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. During the period of April 1999 through July 1999, we migrated all of our long distance customers and domestic prepaid phone cards from CRC's network to the Maxxis network.

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

         Nutritional products revenues include sales of private-label nutritional products, health enhancement products, a weight management program and a skin care system. Marketing services revenues include application fees from IAs and purchases of sales aids by IAs, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. Marketing services revenues also include training fees paid by senior associates and "managing directors" or "MDs." To become an independent associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit. Independent associates also pay an annual non-refundable fee, which is amortized into revenues over the renewal period, in order to maintain their status as an independent associate. MDs must attend continuing education training schools each year which also are subject to a fee. The training fees are recognized at the time the training is received. We do not receive any fees from independent associates for the training provided by MDs or national training directors.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              MARCH 31                        MARCH 31,
                                                        ---------------------          ---------------------
                                                         2000           1999            2000          1999
                                                        -------       -------          -------       -------

         Net revenues:
            Communications services.................         21%           61%              40%           69%
            Nutritional products....................         73            16               50            10
            Marketing services......................          6            23               10            21
                                                        -------       -------          -------       -------
              Total net revenues....................        100%          100%             100%          100%
                                                        =======       =======          =======       =======

         Cost of services:
            Communications services.................         11%            6%              21%           11%
            Nutritional products....................         13             6                9             5
            Marketing services......................          1            10                3             9
                                                        -------       -------          -------       -------
              Total cost of services................         25%           22%              33%           25%

         Operating expenses:
            Selling and marketing...................         49%           59%              30%           46%
            General and administrative..............         16            48               22            30
                                                        -------       -------          -------       -------
              Total operating expenses..............         65%          107%              52%           76%
                                                        =======       =======          =======       =======


         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues increased $9.4 million, or 497%, to $11.3 million for the three months ended March 31, 2000 from $1.9 million for the same period in 1999. The increase in total net revenues was primarily due to a sharp increase in our nutritional products sales.

         Communications services revenues increased $1.2 million, or 106%, to $2.4 million for the three months ended March 31, 2000 from $1.2 million for the same period in 1999. This increase was primarily due to an increase in our independent associates for the three months ended March 31, 2000.

         Nutritional products revenues increased $7.9 million, or 2,622% to $8.2 million for the three months ended March 31, 2000 from $303,000 for the same period in 1999. The increase is mainly due to an expansion of the product line, an increase in the number of nutrition product activations and more repeat consumers of these nutrition and health enhancement products.

         Marketing services revenues increased $240,000, or 56%, to $667,000 for the three months ended March 31, 2000 from $427,000 for the same period in 1999. The increase is the result of a slightly higher average price on distributor kits.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended March 31, 2000 was $2.8 million, or 25% of total net revenues, as compared to $421,000, or 22% of total net revenues, for the same period in 1999. The increase in total cost of services as a percentage of total net revenues resulted from an increase in our cost of services from our suppliers.

         Communications services cost was $1.3 million, or 11% of total net revenues, for the three months ended March 31, 2000, as compared to $120,000, or 6% of total net revenues, for the same period in 1999. This increase in communications cost as a percentage of total net revenues was due mainly to the fact that we experienced an increase in non-paying customers for the three months ended March 31, 2000.

         Nutritional products cost was $1.4 million, or 13% of total net revenues, for the three months ended March 31, 2000 as compared to $118,000 or 6% of total net revenues, for the same period in 1999. The increase in nutritional products cost was due to a sharp increase in our nutritional products sales.

         Marketing services cost was $161,000, or 1% of total net revenues, for the three months ended March 31, 2000 as compared to $183,000, or 10% of total net revenues, for the same period in 1999.

         Gross Margin. Gross margin increased to $8.5 million for the three months ended March 31, 2000 from $1.5 million for the same period in 1999. As a percentage of total net revenues, gross margin increased to 75% for the three months ended March 31, 2000 from 78% for the three months ended March 31, 1999. The lower gross margins are mainly attributable to an increase in our communication service costs as a percentage of our total costs.

         Operating Expenses. For the three months ended March 31, 2000, selling and marketing expenses were $5.6 million, or 49% of total net revenues, as compared with $1.1 million, or 59% of total net revenues, for the same period in 1999. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to an increase in our revenues without a proportionate increase in our selling and marketing expenses. General and administrative expenses were $1.8 million, or 16% of total net revenues, for the three months ended March 31, 2000, as compared to $903,000 or 48% of total net revenues, for the same period in 1999. The decrease in general and administrative expenses as a percentage of total net revenues is largely due to operating leverage associated with increased sales of our products and services. Total operating expenses decreased to 65% of total net revenues for the three months ended March 31, 2000 from 107% for the same period in 1999.

         Net Income. Our net income for the three months ended March 31, 2000 was $708,000 as compared to a net loss including income tax benefit of $583,000 for the same period in 1999.

         Income Taxes. Our provision for income taxes for the for the three months ended March 31, 2000 was $708,000 as compared to an income tax benefit of $150,000 for the for the three months ended March 31, 1999. Due to our loss carryforwards for the year ended June 30, 1999 and the six months ended December 31, 1999, we did not recognize any income tax expense for the three months ended March 31, 2000.

         NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         Revenues. Total net revenues increased $9.8 million, or 108%, to $19.0 million for the nine months ended March 31, 2000 from $9.1 million for the same period in 1999. The increase in total net revenues was primarily due to higher nutrition product sales and an increase in the number of IAs enrolled in the Maxxis marketing network for the nine months ended March 31, 2000.

         Communications services revenues increased $1.3 million, or 21%, to $7.6 million for the nine months ended March 31, 2000 from $6.3 million for the same period in 1999. This increase was primarily due to higher long distance services revenue.

         Nutritional products revenues were $9.4 million for the nine months ended March 31, 2000 as compared to $934,000 for the nine months ended March 31, 1999. This 903% increase was largely due to an expanded product line and an increased number of repeat users of our nutrition and health enhancement products.

         Marketing services revenues remained relatively constant at $1.9 million for both the nine months ended March 31, 2000 and the same period in 1999.

         Cost of Services. Total cost of services for the nine months ended March 31, 2000 was $6.3 million, or 33% of total net revenues, as compared to $2.3 million, or 25% of total net revenues, for the same period in 1999. The higher cost of services as a percentage of net revenues is primarily the result of establishing Maxxis Communications as a facilities-based carrier of long distance telephone services.

         Communications services cost was $4.0 million, or 21% of total net revenues, for the nine months ended March 31, 2000, as compared to $1.0 million, or 11% of total net revenues, for the same period in 1999. This increase as a percentage of total net revenues was due mainly to the expenses associated with the Maxxis Switch and our operation as a tariffed facilities based provider of telecommunications services for the nine months ended March 31, 2000. During the same period in 1999, we earned commissions for enrolling customers in 1-Plus long distance service provided by CRC and incurred a negligible amount of cost of services. Consequently, for the nine months ended March 31, 2000, costs associated with operating the Maxxis Switch and network services are included in cost of services whereas these costs were not completely included in the comparable 1999 period.

         Nutritional products cost was $1.7 million, or 9% of total net revenues, for the nine months ended March 31, 2000, as compared to $478,000, or 5% of total net revenues, for the nine months ended March 31, 1999. Our costs increased slightly due to increases in prices from our suppliers.

         Marketing services cost was $555,000, or 3% of total net revenues, for the nine months ended March 31, 2000 as compared to $819,000, or 9% of total net revenues, for the same period in 1999. The decline as a percentage of total net revenues was primarily due to an increase in our total net revenues.

         Gross Margin. Gross margin increased to $12.7 million for the nine months ended March 31, 2000 from $6.8 million for the same period in 1999. Due to higher total cost of services, gross margin as a percentage of total net revenues declined to 67% for the nine months ended March 31, 2000 from 75% for the nine months ended March 31, 1999.

         Operating Expenses. For the nine months ended March 31, 2000, selling and marketing expenses were $5.7 million, or 30% of total net revenues, as compared with $4.2 million, or 46% of total net revenues, for the same period in 1999. General and administrative expenses were $4.1 million, or 22% of total net revenues, for the nine months ended March 31, 2000, as compared to $2.8 million, or 30% of total net revenues, for the same period in 1999. The decrease in general and administrative as a percentage of total net revenues relates to the distribution of our general and administrative costs over larger total net revenues for the nine months ended March 31, 2000.

         Income Taxes. Our provision for income taxes for the for the nine months ended March 31, 2000 and March 31, 1999 was $0. Due to our loss carryforwards for the year ended June 30, 1999 and the six months ended December 31, 1999, we did not recognize any income tax expense for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended March 31, 2000, the cash provided by operating activities was $8.7 million as compared to cash provided by operating activities of $293,000 for the same period in 1999. Operating activities for the nine months ended March 31, 2000 included $2.5 million of net income, partly offset by $725,000 of depreciation and amortization and $5.6 million related to changes in assets and liabilities.

         Cash used in investing activities was $252,000 for the nine months ended March 31, 2000, as compared to $627,000 for the same period in 1999.

         Cash provided by financing activities was $2.6 million for the nine months ended March 31, 2000, as compared to cash provided by financing activities of $123,000 for the same period in 1999. Financing activities for the nine months ended March 31, 2000 consisted of $5.0 million of subscriptions and proceeds from our private preferred stock offering, net payments of $1.3 million on our Line of Credit with the Maxxis Millionaire Society (of which indebtedness was subsequently converted to our preferred stock) and $1.1 million of lease payments on the Maxxis Switch.

         As of March 31, 2000, we had cash of $11.1 million and working capital of $3.9 million as compared to cash of $20,000 and a working capital deficit of $1.9 million as of June 30, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

Exhibit
Number            Exhibit Description
------            -------------------
27                Financial Data Schedule (for SEC use only).


         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MAXXIS GROUP, INC.


May 12, 2000                    /s/ Ivey J. Stokes
                                ------------------------------------------------
                                Ivey J. Stokes
                                Chairman, President and Chief Executive Officer
                                (Principal executive officer)


May 12, 2000                    /s/ DeChane Camerson
                                ------------------------------------------------
                                DeChane Cameron
                                (Chief Financial Officer)