Form 10-Q/A
period 2000-03-31
MAXXIS GROUP INC
filed 2000-05-31
CIK 1045703

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____, ____.


                       Commission File Number: 333-38623

                              -------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                     Outstanding at May 8, 2000

    Common Stock, no par value                   1,617,637

===============================================================================


                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                         PAGE
                                                                                         ----
PART I              FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of
                    March 31, 2000 (Unaudited) and June 30, 1999.......................     3

                    Condensed Consolidated Statements of Operations for the
                    Three Months and Nine Months ended March 31, 1999
                    and 2000 (Unaudited)...............................................     4

                    Condensed Consolidated Statements of Cash Flows for the
                    Nine Months ended March 31, 1999 and 2000 (Unaudited)..............     5

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited).............................................     6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................     8

         Item 3.    Quantitative and Qualitative Disclosure About
                    Market Risks.......................................................    14

PART II             OTHER INFORMATION

         Item 1.    Legal Proceedings..................................................    15

         Item 6.    Exhibits and Reports on Form 8-K...................................    15

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31, 2000     JUNE 30, 1999
                                                                             --------------     -------------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
   Cash ................................................................     $  11,137,000      $      20,000
   Short-term investments ..............................................            10,000             10,000
   Communications receivable, net of allowance for
     doubtful accounts of $313,000 and $113,000 ........................           165,000            652,000
   Accounts receivable, net of allowance for
     doubtful accounts of $584,000 and $189,000 ........................         1,375,000            817,000
   Inventory ...........................................................           175,000            354,000
   Prepaid expenses ....................................................           611,000             98,000
   Other current assets ................................................           103,000             12,000
                                                                             -------------      -------------
     Total current assets ..............................................        13,576,000          1,963,000

Property and equipment, net ............................................         5,263,000          5,842,000
Capitalized software development costs, net ............................           458,000            352,000
Investments ............................................................           100,000            100,000
Other assets ...........................................................            67,000             29,000
                                                                             -------------      -------------
         Total assets ..................................................     $  19,464,000      $   8,286,000
                                                                             =============      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................................         1,386,000          1,218,000
   Commissions payable .................................................           588,000            463,000
   Taxes payable .......................................................           269,000            317,000
   Current maturities of long-term capital lease obligations ...........           299,000            929,000
   Accrued liabilities .................................................         2,265,000            648,000
   Deferred revenue ....................................................         6,569,000            330,000
                                                                             -------------      -------------
     Total current liabilities .........................................        11,376,000          3,905,000

Long-term liabilities:
   Line of credit ......................................................            65,000          1,390,000
   Long-term lease obligations .........................................         3,593,000          4,005,000
                                                                             -------------      -------------
     Total long-term liabilities .......................................         3,658,000          5,395,000

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 1,204,731 shares are issued and outstanding ........     $   5,200,000            200,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,617,637 shares issued and outstanding ...........................           612,000            612,000
   Shareholder note receivable .........................................                --           (120,000)
   Treasury stock, at cost .............................................          (127,000)                --
   Accumulated earnings (deficit) ......................................        (1,255,000)        (1,706,000)
                                                                             -------------      -------------
     Total shareholders' equity (defict) ...............................         4,430,000         (1,014,000)
                                                                             -------------      -------------
         Total liabilities and shareholders' equity ....................     $  19,464,000      $   8,286,000
                                                                             =============      =============


 The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       MARCH 31,                          MARCH 31,
                                                           ------------------------------      ------------------------------
                                                               2000               1999             2000              1999
                                                           ------------      ------------      ------------      ------------
Net revenues:
   Telecommunications services .......................     $  2,407,000      $  1,166,000      $  7,630,000      $  6,287,000
   Nutritional products ..............................        8,245,000           303,000         9,360,000           934,000
   Marketing services ................................          665,000           427,000         1,940,000         1,866,000
                                                           ------------      ------------      ------------      ------------
     Total net revenues ..............................       11,317,000         1,896,000        18,930,000         9,087,000
                                                           ------------      ------------      ------------      ------------

Cost of services:
   Telecommunications services .......................        1,275,000           120,000         4,001,000         1,028,000
   Nutritional products ..............................        1,401,000           118,000         1,730,000           478,000
   Marketing services ................................          161,000           183,000           555,000           819,000
                                                           ------------      ------------      ------------      ------------
     Total cost of services ..........................        2,837,000           421,000         6,286,000         2,325,000
                                                           ------------      ------------      ------------      ------------
Gross margin .........................................        8,480,000         1,475,000        12,644,000         6,762,000
                                                           ------------      ------------      ------------      ------------
Operating expenses:
   Selling and marketing .............................        5,103,000         1,126,000         7,667,000         4,185,000
   General and administrative ........................        1,298,000           903,000         4,079,000         2,754,000
                                                           ------------      ------------      ------------      ------------
     Total operating expenses ........................        6,401,000         2,029,000        11,746,000         6,939,000
                                                           ------------      ------------      ------------      ------------
Operating income (loss) ..............................        2,079,000          (554,000)          898,000          (177,000)
Interest income (expense) ............................         (116,000)         (179,000)         (447,000)         (174,000)
                                                           ------------      ------------      ------------      ------------
Income (loss) before income taxes ....................        1,963,000          (733,000)          451,000          (351,000)
Provision (benefit) for income taxes .................               --          (150,000)               --                --
                                                           ------------      ------------      ------------      ------------
Net income (loss) ....................................     $  1,963,000      $   (583,000)     $    451,000      $   (351,000)
                                                           ============      ============      ============      ============

Income (loss) per share:
   Basic .............................................     $       1.21      $      (0.37)     $       0.28      $      (0.22)
                                                           ============      ============      ============      ============
   Diluted ...........................................     $       1.21      $      (0.37)     $       0.28      $      (0.22)
                                                           ============      ============      ============      ============

Weighted average number of shares outstanding:
   Basic .............................................        1,617,637         1,594,355         1,617,637         1,578,910
                                                           ============      ============      ============      ============
   Diluted ...........................................        1,617,637         1,594,355         1,617,637         1,578,910
                                                           ============      ============      ============      ============


 The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             --------------------------------
                                                                                  2000              1999
                                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................     $     451,000      $    (351,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .....................................           725,000            183,000
     Compensation expense related to stock options .....................                --             38,000
     Changes in assets and liabilities:
       Communications receivables ......................................           487,000           (386,000)
       Accounts receivables ............................................          (558,000)                --
       Inventories .....................................................           179,000           (244,000)
       Prepaid expenses ................................................          (513,000)           (82,000)
       Other assets ....................................................          (129,000)           (20,000)
       Accounts payable ................................................           168,000            487,000
       Commissions payable .............................................           125,000            119,000
       Taxes payable ...................................................           (48,000)           217,000
       Accrued liabilities .............................................         1,617,000            317,000
       Deferred revenue ................................................         6,239,000             15,000
                                                                             -------------      -------------
         Total adjustments .............................................         8,292,000            644,000
                                                                             -------------      -------------
              Net cash provided by operating activities ................         8,743,000            293,000
                                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................           (84,000)          (242,000)
   Software development costs ..........................................          (168,000)          (284,000)
   Purchase of equity investment .......................................                --           (100,000)
                                                                             -------------      -------------
              Net cash used in investing activities ....................          (252,000)          (626,000)
                                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for issuance of common stock ...............................                --            (48,000)
   Proceeds from the sale of preferred stock ...........................         5,000,000                 --
   Payments for treasury stock .........................................            (7,000)                --
   Net (payments) proceeds on line of credit ...........................        (1,325,000)           800,000
   Payments on capital lease obligations ...............................        (1,042,000)          (629,000)
                                                                             -------------      -------------
              Net cash provided by financing activities ................         2,626,000            123,000
                                                                             -------------      -------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS ............................        11,117,000           (210,000)
CASH AND CASH EQUIVALENTS, beginning of the period .....................            20,000            372,000
                                                                             -------------      -------------
CASH AND CASH EQUIVALENTS, end of the period ...........................     $  11,137,000      $     162,000
                                                                             =============      =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Capital lease obligations incurred ..................................     $          --      $   5,759,000
                                                                             =============      =============
   Conversion of amounts owed under line of credit
     to preferred stock ................................................     $   1,425,000      $          --
                                                                             =============      =============
   Common stock received for shareholder note ..........................     $     120,000      $          --
                                                                             =============      =============


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

3.       INVENTORIES

         Inventories consist of the following:

                                                     MARCH 31,         JUNE 30,
                                                       2000              1999
                                                  -------------     -------------
               Prepaid phone cards ..........     $      25,000     $      25,000
               Sales aids ...................           150,000           160,000
               Nutritional products .........                --           169,000
                                                  -------------     -------------
                                                  $     175,000     $     354,000
                                                  =============     =============

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

         Segment information for the three month periods ended March 31, 1999 and 2000 are as follows:

                                           COMMUNICATIONS     NUTRITIONAL        MARKETING         CORPORATE
                                              SERVICES          PRODUCTS          SERVICES           GROUP              TOTAL
                                           --------------     ------------      ------------      ------------      ------------
         March 31, 1999
            Net revenues ..............     $  1,166,000      $    303,000      $    427,000      $         --      $  1,896,000
            Operating income (loss) ...         (174,000)          (18,000)         (105,000)         (257,000)         (554,000)

         March 31, 2000
            Net revenues ..............     $  2,407,000      $  8,245,000      $    665,000      $         --      $ 11,317,000
            Operating income (loss) ...         (665,000)        2,915,000           193,000          (364,000)        2,079,000


         Segment information for the nine month periods ended March 31, 1999 and 2000 are as follows:


                                           COMMUNICATIONS     NUTRITIONAL        MARKETING         CORPORATE
                                              SERVICES          PRODUCTS          SERVICES           GROUP              TOTAL
                                           --------------     ------------      ------------      ------------      ------------
         March 31, 1999
            Net revenues ..............     $  6,287,000      $    934,000      $  1,866,000      $         --      $  9,087,000
            Operating income (loss) ...         (786,000)          620,000           246,000          (257,000)         (177,000)

         March 31, 2000
            Net revenues ..............     $  7,630,000      $  9,360,000      $  1,940,000      $         --      $ 18,930,000
            Operating income (loss) ...       (1,115,000)        4,491,000        (1,448,000)       (1,030,000)          898,000


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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31                    MARCH 31,
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
         Net revenues:
            Communications services ............           21%           61%           40%           69%
            Nutritional products ...............           73            16            50            10
            Marketing services .................            6            23            10            21
                                                     --------      --------      --------      --------
              Total net revenues ...............          100%          100%          100%          100%
                                                     ========      ========      ========      ========

         Cost of services:
            Communications services ............           11%            6%           21%           11%
            Nutritional products ...............           12             6             9             5
            Marketing services .................            2            10             3             9
                                                     --------      --------      --------      --------
              Total cost of services ...........           25%           22%           33%           25%

         Operating expenses:
            Selling and marketing ..............           45%           59%           41%           46%
            General and administrative .........           11            48            22            30
                                                     --------      --------      --------      --------
              Total operating expenses .........           56%          107%           63%           76%
                                                     ========      ========      ========      ========


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

         Nutritional products revenues increased $7.9 million, or 2,621% to $8.2 million for the three months ended March 31, 2000 from $303,000 for the same period in 1999. The increase is mainly due to an expansion of the product line, an increase in the number of nutrition product activations and more repeat consumers of these nutrition and health enhancement products.

         Marketing services revenues increased $238,000, or 56%, to $665,000 for the three months ended March 31, 2000 from $427,000 for the same period in 1999. The increase is the result of a slightly higher average price on distributor kits.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended March 31, 2000 was $2.8 million, or 25% of total net revenues, as compared to $421,000, or 22% of total net revenues, for the same period in 1999. The increase in total cost of services as a percentage of total net revenues resulted primarily from higher communications services costs associated with operating the Maxxis Switch and other network services.

         Communications services cost was $1.3 million, or 11% of total net revenues, for the three months ended March 31, 2000, as compared to $120,000, or 6% of total net revenues, for the same period in 1999. This increase in communications cost as a percentage of total net revenues was due mainly to the increase in network operating costs and the installation of new circuits to provide service to new customers.

         Nutritional products cost was $1.4 million, or 12% of total net revenues, for the three months ended March 31, 2000 as compared to $118,000 or 6% of total net revenues, for the same period in 1999. The increase in nutritional products cost was due to a sharp increase in our nutritional products sales.

         Marketing services cost was $161,000, or 2% of total net revenues, for the three months ended March 31, 2000 as compared to $183,000, or 10% of total net revenues, for the same period in 1999.

         Gross Margin. Gross margin increased to $8.5 million for the three months ended March 31, 2000 from $1.5 million for the same period in 1999. As a percentage of total net revenues, gross margin decreased to 75% for the three months ended March 31, 2000 from 78% for the three months ended March 31, 1999. The lower gross margins are mainly attributable to an increase in our communication service costs as a percentage of our total costs.

         Operating Expenses. For the three months ended March 31, 2000, selling and marketing expenses were $5.1 million, or 45% of total net revenues, as compared with $1.1 million, or 59% of total net revenues, for the same period in 1999. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to an increase in our revenues without a proportionate increase in our selling and marketing expenses. General and administrative expenses were $1.3 million, or 11% of total net revenues, for the three months ended March 31, 2000, as compared to $903,000 or 48% of total net revenues, for the same period in 1999. The decrease in general and administrative expenses as a percentage of total net revenues is largely due to operating leverage associated with increased sales of our products and services. Total operating expenses decreased to 56% of total net revenues for the three months ended March 31, 2000 from 107% for the same period in 1999.

         Net Income. Our net income for the three months ended March 31, 2000 was $1,963,000 as compared to a net loss including income tax benefit of $583,000 for the same period in 1999.

         Income Taxes. Due to our loss carryforwards for the year ended June 30, 1999 and the six months ended December 31, 1999 no provision for income taxes was required for the three months ended March 31, 2000. We had an income tax benefit of $150,000 for the for the three months ended March 31, 1999.

  NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         Revenues. Total net revenues increased $9.8 million, or 108%, to $18.9 million for the nine months ended March 31, 2000 from $9.1 million for the same period in 1999. The increase in total net revenues was primarily due to higher nutrition product sales and an increase in the number of IAs enrolled in the Maxxis marketing network for the nine months ended March 31, 2000.

         Communications services revenues increased $1.3 million, or 21%, to $7.6 million for the nine months ended March 31, 2000 from $6.3 million for the same period in 1999. This increase was primarily due to higher long distance services revenue.

         Nutritional products revenues were $9.4 million for the nine months ended March 31, 2000 as compared to $934,000 for the nine months ended March 31, 1999. This 902% increase was largely due to an expanded product line and an increased number of repeat users of our nutrition and health enhancement products.

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

         Nutritional products cost was $1.7 million, or 9% of total net revenues, for the nine months ended March 31, 2000, as compared to $478,000, or 5% of total net revenues, for the nine months ended March 31, 1999. Our costs increased due to a sharp increase in nutritional products sales at a rate higher than that of our other service and product lines.

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

         Operating Expenses. For the nine months ended March 31, 2000, selling and marketing expenses were $7.7 million, or 41% of total net revenues, as compared with $4.2 million, or 46% of total net revenues, for the same period in 1999. General and administrative expenses were $4.1 million, or 22% of total net revenues, for the nine months ended March 31, 2000, as compared to $2.8 million, or 30% of total net revenues, for the same period in 1999. The decrease in general and administrative as a percentage of total net revenues relates to the distribution of our general and administrative costs over larger total net revenues for the nine months ended March 31, 2000.

         Income Taxes. No provision for income taxes was required for the nine months ended March 31, 2000 and March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended March 31, 2000, the cash provided by operating activities was $8.7 million as compared to cash provided by operating activities of $293,000 for the same period in 1999. Operating activities for the nine months ended March 31, 2000 included $451,000 of net income, partly offset by $725,000 of depreciation and amortization and $7.6 million related to changes in assets and liabilities.

         Cash used in investing activities was $252,000 for the nine months ended March 31, 2000, as compared to $627,000 for the same period in 1999.

         Cash provided by financing activities was $2.6 million for the nine months ended March 31, 2000, as compared to cash provided by financing activities of $123,000 for the same period in 1999. Financing activities for the nine months ended March 31, 2000 consisted of $5.0 million of subscriptions and proceeds from our private preferred stock offering, net payments of $1.3 million on our Line of Credit with the Maxxis Millionaire Society (of which indebtedness was subsequently converted to our preferred stock) and $1.0 million of lease payments on the Maxxis Switch.

         As of March 31, 2000, we had cash of $11.1 million and working capital of $2.2 million as compared to cash of $20,000 and a working capital deficit of $1.9 million as of June 30, 1999.

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


                               MAXXIS GROUP, INC.


May 31, 2000                   /s/ Ivey J. Stokes
                               ------------------------------------------------
                               Ivey J. Stokes
                               Chairman, President and Chief Executive Officer
                               (Principal executive officer)



May 31, 2000                   /s/ DeChane Cameron
                               ------------------------------------------------
                               DeChane Cameron
                               (Chief Financial Officer)