Form 10-K
period 2000-06-30
MAXXIS GROUP INC
filed 2000-10-23
CIK 1045703

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2000


                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from                    to
                                                         ------------------
     ---------------------


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

The aggregate market value of the Common Stock held by affiliates of the Registrant as of October 6, 2000 was $5,217,487. This calculation is based upon a price of $ 5.50 per share, or the price per share of Common Stock sold during our recent public offering. There is no active trading market for the Common Stock, and the $ 5.50 per share price is not necessarily indicative of market value. There were 1,546,919 shares of Common Stock issued and outstanding as of October 6, 2000.

===============================================================================

                               INDEX TO FORM 10-K

                                                                                                                PAGE

PART I

Item 1.       Business............................................................................................1

Item 2.       Properties.........................................................................................10

Item 3.       Legal Proceedings..................................................................................10

Item 4.       Submission of Matters to a Vote of Security Holders................................................10

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters...........................................10

Item 6.       Selected Consolidated Financial Data...............................................................10

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks........................................19

Item 8.       Financial Statements and Supplementary Data........................................................19

Item 9.       Changes in and Disagreements with Accountants in Accounting and Financial Disclosure...............19

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................20

Item 11.      Executive Compensation.............................................................................22

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................24

Item 13.      Certain Relationships and Related Transactions.....................................................25

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................26

SIGNATURES.......................................................................................................29

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

         We believe that our marketing system allows us to obtain customers for our products and services in a cost effective manner. We believe that our marketing system also enhances customer retention because of the personal relationships between our independent associates, or IAs, and their customers. Maxxis was incorporated in January 1997 and began sponsoring independent associates and marketing telecommunications services in March 1997. We generated aggregate net revenues of $12,344,000 for our fiscal year ended June 30, 1999 and $29,133,000 for the fiscal year ended June 30, 2000.

         We initially built a customer base without committing capital or management resources to construct our own communications network. In February 1997, we contracted with Colorado River Communications Corp. to allow our independent associates to market long distance services provided by Colorado River Communications. In September 1998, we leased telecommunications switching equipment and ancillary hardware and software in order to create our own communications network. As of September 30, 2000, we have obtained regulatory approval in 49 states and the District of Columbia. As we obtained approvals in each state, we began to directly service our long distance subscriber base that was developed under our agreement with Colorado River Communications. We are continuing to expand our communications customer base through our multi-level network marketing system. To the extent available, we also intend to lease or sell excess switch capacity to third parties.

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

         Our products and services are marketed exclusively by our network of independent associates. Our multi-level network marketing system and our reliance upon independent associates are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system will continue to build a base of potential customers for additional services and products. We believe that independent associates are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because they are not required to purchase inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork, and have a flexible work schedule. We encourage independent associates to market services and products to persons with whom the independent associates have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsor meetings at which current independent associates are encouraged to bring in others for an introduction to our marketing system.

STRATEGY

         Our goal is to develop a national distribution system through which large volumes of communications and Internet services, nutritional and health enhancement products and other products and services may be sold. We intend to increase our revenues by expanding our marketing network, increasing the number of customers who purchase our products and services, and providing additional products and services for sale through our independent associates. We intend to achieve our goals by:

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

MAXXIS SWITCH

         In September 1998, we entered into an agreement to lease a telecommunications switch (the "Maxxis Switch") formerly owned by Cherry Communications, Inc. Beginning in February 1999, our lease required us to make payments of approximately $118,000 per month. As we obtained the required regulatory approvals throughout 1999, we began to market services provided through the Maxxis Switch to the subscriber base that was developed under our agreement with Colorado River Communications Corp., or CRC, as well customers that we have obtained more recently.

         We are required to obtain the consent of customers before changing their long distance service. This process can be difficult, time consuming and expensive. Additionally, the FCC has recently enacted new, more stringent legislation that governs the procedure by which we must obtain the consent of customers before changing their long distance service. Problems associated with the transition of these customers from their existing providers to our network could have a material adverse effect on our business, financial condition and operating results.

MARKETING

         We market products and services exclusively through our network of independent associates. Currently, we have six independent associate positions in our marketing system: associate; senior associate; director; regional director; executive director; and presidential director. Independent associates are paid only by commissions, and we do not pay them any salary. Independent associate commissions are a specified percentage or a designated amount of the gross proceeds received by us from the sale of our services and products. We designate a portion of our gross sales as "commission value," or "CV," and allocate the CV among eligible participants in our marketing system. Currently, 10% of the CV earned with respect to a long distance subscriber is paid monthly to the independent associate who sponsored such subscriber, 57% of the CV is paid monthly to eligible directors who have the independent associate who sponsored the subscriber in their downline and an additional 28% is retained by us to be paid out to regional directors, executive directors and presidential directors in our performance bonus programs. All directors, executive directors, regional directors and presidential directors who meet certain performance criteria are eligible to receive additional performance bonuses.

         To become an associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit. Independent associates also pay an annual fee in order to maintain their status as independent associates. The distributor kit is a package of basic materials which assists an associate in beginning his or her business. Associates are also entitled to purchase products from us at discounted prices for retail sales. An associate becomes a senior associate when the associate sells $100 of bonus-eligible products. Senior associates continue to receive a percentage of CV with regard to all subscribers personally gathered by them and are also entitled to purchase products from us at discounted prices for retail sales.

         To become a director, a senior associate must sponsor two additional senior associate positions. A director increases the size of the director's sales organization by sponsoring additional persons to become senior associates. These senior associates, and all senior associates that they, in turn, sponsor, become part of the sales organization of the director who sponsored them. Senior associates, through the growth of their sales organizations, may become directors, regional directors, executive directors or presidential directors and thereby increase the size of the sales organization of the person who was their original sponsor. The organization that grows below each director through this process is called a "downline." Directors are eligible to receive the same commissions as senior associates and, if they directly gather and maintain a minimum commission volume of eight dollars monthly, are eligible to receive a percentage of the CV produced by each independent associate that is within 15 levels below them in their downline. In order to encourage the growth of our marketing system, we also pay eligible directors a bonus amount, which is designated as "bonus value," or "BV," for each sale of bonus-eligible products. We primarily designate retail priced phone cards, nutritional products and Web-page development and hosting services as bonus-eligible products. Directors become regional directors, executive directors and presidential directors upon the achievement of certain independent associate sales goals. Regional directors, executive directors and presidential directors are eligible to receive the same commissions as directors and, if they qualify, share in performance bonuses.

RELATIONSHIP WITH INDEPENDENT ASSOCIATES

         We seek to contractually limit the statements that independent associates make about our business. Each independent associate must also agree to policies and procedures to be followed in order to maintain the independent associate's status in our organization. We expressly forbid independent associates from making any representation as to the possible earnings of any independent associate or from making any representation with regard to our Common Stock. We also prohibit independent associates from creating any marketing literature that we have not pre-approved. While we have these policies and procedures in place governing the conduct of the independent associates, it is difficult to enforce such policies and procedures. Because the independent associates are classified as independent contractors, we are unable to provide them the same level of direction and oversight as our employees. Violations of our policies and procedures may reflect negatively on us and could have a material adverse effect on our business, financial condition and operating results.

TRAINING AND MARKETING SUPPORT

         We offer our independent associates a number of support services. We offer training, information and motivational support to the independent associate network through our training program, regional meetings and distributors websites.

         Our fourth annual convention was held in September 2000 and we intend to continue to hold additional annual conventions for independent associates. This event provides recognition to the top performers, direct access to senior management and a chance for independent associates to share experiences and develop support systems. We intend to organize additional conventions throughout the country that current independent associates and potential independent associates can attend to learn more about us. We also publish a newsletter for the independent associates containing informative and motivational articles and recognizing independent associate achievements.

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

Certain nutritional products are sold as a nutritional pack, and the skin care products are sold as a complete system or individually.

         Promotional Materials. We also derive revenues from the sale of various educational and promotional materials designed to aid our independent associates in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures.

INDEPENDENT ASSOCIATE SUPPORT AND INFORMATION SYSTEMS

We operate a call center where advisors answer independent associate questions and provide information to independent associates. The call center maintains a system that includes a current database of all independent associates, their downlines, and their long distance customers. We believe that maintaining sophisticated and reliable transaction processing systems is essential for multi-level network marketing companies. We use a commission processing software system that incorporates the provisions of our marketing program for purposes of processing detailed and customized independent associate commission payments, monitoring and analyzing financial and operating trends and tracking each independent associate's downline. We also maintain transaction processing systems that facilitate the shipment of independent associate training and marketing materials. In addition, our order processing system tracks the receipt, storage, shipment and sale of our sales aid products.

SUPPLIERS

         Prior to 1999, we did not own a long distance network. As a result, Maxxis Communications entered into the 1-Plus Agreement with CRC to allow our independent associates to market CRC's telecommunications services. Subscribers gathered by our independent associates were long distance customers on CRC's network, and CRC provided subscriber support. Subscribers had the right to change their service at any time. In January of 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. A provision of our contract with IXC required a minimum monthly commitment, which provision expired in September 2000. We would be required to contract with other carriers if either the IXC or MCI WorldCom agreements were terminated, the usage or number of subscribers originated by our independent associates exceeded the capacity that these suppliers could provide or if IXC or MCI WorldCom failed to provide quality services. In such event, or in the event we otherwise elected to use other carriers, the cost paid by us for long distance services might exceed that paid under these agreements. If our agreements with IXC or MCI WorldCom are terminated, there can be no assurance that we could enter into new contracts with other suppliers.

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

CUSTOMER SUPPORT

         During fiscal 2000, Maxxis Communications was primarily responsible for the billing of long distance customers and for providing customer service. Certain of our communications services, including 1-Plus long distance and prepaid phone cards, are provided under IXC's or MCI WorldCom's state, national and international tariffs. We have been informed that IXC and MCI WorldCom possess all tariffs necessary to offer such services. After we received tariffs from certain state authorities in April 1999, we assumed the responsibility for billing long distance and customer service as we migrated customers from those states onto the Maxxis communications network. We provide our Internet access services through InteReach, which is responsible for billing certain Internet access customers and for providing customer support.

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

REGULATION

         Regulation of Long Distance Telephone Services. Various regulatory factors affect our financial performance and our ability to compete. IXC and Maxxis are telecommunications carriers, and both of our services are currently subject to federal, state and local regulation. Pursuant to the Communications Act, the FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications services. State regulatory authorities retain jurisdiction over the same facilities and services to the extent that they are used to provide intrastate communications services. Various international authorities may also seek to regulate the provision of certain services.

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

         IXC and Maxxis must comply with the requirements applicable to common carriers under the Communications Act, which include a duty to offer services upon request at reasonable rates and on nondiscriminatory terms and conditions. Long distance telecommunications carriers also are subject to a variety of miscellaneous regulations that, for example, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports and the payment of regulatory fees. Currently, FCC regulations also require long distance telecommunications carriers to permit resale of their transmission services, and local exchange carriers to provide all long distance carriers with equal access to local exchange facilities for purposes of origination and termination of long distance calls. If either or both of these requirements were eliminated, our business could be adversely affected.

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

         The enactment of the Telecommunications Act served to increase competition in the long distance market. The Telecommunications Act, among other things, allowed the Bell operating companies to provide long distance service outside of their local service territories, but barred them from immediately offering in-region, interLATA long distance services until they had satisfied certain conditions. A Bell operating company must apply to the FCC to provide in-region, interLATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that Bell operating companies open their own local markets to competition before the FCC will approve such application. We are unable to determine how the FCC will rule on any such applications. As a result of the Telecommunications Act, IXC and Maxxis may experience increased competition from others, including the Bell operating companies. In addition, both IXC and Maxxis may be subject to additional regulatory requirements and fees, including, without limitation, universal service assessments, additional access charge assessments, and payphone compensation surcharges resulting from the implementation of the Telecommunications Act.

         State Regulation. IXC and Maxxis are subject to varying levels of regulation in states in which each company provides long distance services. The vast majority of states require long distance carriers to apply for certificates to provide telecommunications services, or at least to register or to be found exempt from regulation, before they may commence providing intrastate long distance services. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. Also, a majority of states require long distance carriers to file and to maintain detailed tariffs listing rates for intrastate services. Many states also impose various reporting and fee requirements, including, without limitation, state universal service requirements. State regulatory agencies also generally require prior notice or approval for (i) transfers of control of certificated carriers, (ii) sales or transfers of carrier assets, including customer bases, (iii) carrier stock offerings and (iv) a carrier's incurrence of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state telecommunications regulatory agencies for failure to comply with state laws and rules, regulations and regulatory policies. Fines and other penalties may be imposed for such violations.

         We believe that IXC has made the necessary filings with the various state telecommunications regulatory agencies to provide intrastate long distance services in the states where IXC currently conducts its operations. We believe we have filed the necessary applications and tariffs with the states in order to provide intrastate long distance services prior to offering such services to its customers. We cannot guarantee that we will maintain all necessary authorizations, that IXC will maintain its necessary authorizations or that IXC will not provide services in a state where it is not properly certificate or terrified. The occurrence of any or all of the foregoing could have a material adverse effect on our business, financial condition or operating results.

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

EMPLOYEES

         As of June 30, 2000, we employed approximately 61 people on a full-time basis. Our IAs are classified as independent contractors. Our employees are not unionized, and we believe our relationship with our employees is good.

ITEM 2. PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Facilities" for information with respect to our properties.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of October 6, 2000, there were approximately 843 holders of our Common Stock of record. There is no established trading market for the Common Stock, and although we intend to register our Common Stock with the SEC, offer our Common Stock to certain of our IAs, and become listed on an exchange, we can give no assurance that our registration will be allowed to become effective, that our offering will be successful, or that we will become listed on an exchange.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the periods presented. The statement of operations data for the fiscal years ended June 30, 1998, 1999 and 2000 and the balance sheet data as of June 30, 1998, 1999 and 2000 are derived from our audited Consolidated Financial Statements. The Consolidated Financial Statements for the years ended June 30, 1998, 1999 and 2000 were audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.



                                                                     YEAR ENDED JUNE 30,
                                                           1998              1999              2000
                                                       -----------       ------------       -----------
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Communications services ......................      $ 5,293,000       $  8,416,000       $ 9,646,000
   Nutritional products .........................          526,000          1,371,000        17,003,000
   Marketing services ...........................        1,172,000          2,557,000         2,484,000
                                                       -----------       ------------       -----------
       Total net revenues .......................        6,991,000         12,344,000        29,133,000
                                                       -----------       ------------       -----------
Cost of services:
   Communications services ......................        1,351,000          2,166,000         5,292,000
   Nutritional products .........................          294,000            662,000         3,403,000
   Marketing services ...........................          431,000            947,000           519,000
                                                       -----------       ------------       -----------
       Total cost of services ...................        2,076,000          3,775,000         9,214,000
                                                       -----------       ------------       -----------
Gross margin ....................................        4,915,000          8,569,000        19,919,000
                                                       -----------       ------------       -----------
Operating expenses:
   Selling and marketing ........................        2,665,000          5,373,000        11,827,000
   General and administrative ...................        2,344,000          4,376,000         6,411,000
                                                       -----------       ------------       -----------
       Total operating expenses .................        5,009,000          9,749,000        18,238,000
                                                       -----------       ------------       -----------
Interest expense ................................            2,000            356,000           648,000
                                                       -----------       ------------       -----------
Loss before income tax benefit ..................          (96,000)        (1,536,000)        1,033,000

Income tax benefit ..............................               --                 --                --
                                                       -----------       ------------       -----------
Net (loss) income ...............................      $   (96,000)      $ (1,536,000)      $ 1,033,000
                                                       ===========       ============       ===========

PER SHARE DATA:

Net (loss) income per share
   Basic ........................................      $     (0.06)      $      (0.96)      $      0.66
                                                       ===========       ============       ===========
   Diluted ......................................      $     (0.06)      $      (0.96)      $      0.56
                                                       ===========       ============       ===========
Weighted average number of shares outstanding
   Basic ........................................        1,571,187          1,594,387         1,563,092
                                                       ===========       ============       ===========
   Diluted ......................................        1,571,187          1,594,387         1,844,346
                                                       ===========       ============       ===========

                                                                        AS OF JUNE 30,
                                                            1998             1999              2000
                                                       -----------       ------------       -----------
BALANCE SHEET DATA:
Working capital .................................      $   180,000       $ (1,942,000)      $ 2,641,000
Property and equipment, net .....................          169,000          5,842,000         5,000,000
Total assets ....................................        1,263,000          8,286,000        12,667,000
Long-term obligations ...........................               --          5,395,000         3,107,000
Shareholders'(deficit) equity ...................          484,000         (1,044,000)        4,923,000

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

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: (i) sales of prepaid phone cards to our independent associates; (ii) usage and fees from long distance services provided by the Maxxis network, net of allowances for bad debt and billing adjustments; and (iii) subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees, there is generally a delay of up to two to three months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive revenues from such customer's usage. In the future, we believe that revenues generated on the sales of 1-Plus long distance services will constitute an increasing percentage of our total revenues.

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

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists of the cost of providing service for prepaid phone cards and the network services cost to provide or purchase 1-Plus long distance services. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing independent associate distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to independent associates based on: (i) sales of products to new independent associates sponsored into Maxxis; (ii) usage of long distance services by customers; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for independent associate support services, information systems services and administrative personnel to support our operations and growth.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues attributable to each category for the periods shown.



                                                                   YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                        1998              1999              2000
                                                       -----             -----              -----
Net revenues:
   Communications services ......................         76%               68%                33%
   Nutritional products .........................          7                11                 58
   Marketing services ...........................         17                21                  9
                                                       -----             -----              -----
     Total net revenues .........................        100%              100%               100%
                                                       =====             =====              =====

Cost of services:
   Communications services ......................         19%               18%                18%
   Nutritional products .........................          4                 5                 12
   Marketing services ...........................          6                 8                  2
                                                       -----             -----              -----
     Total cost of services .....................         29%               31%                32%

Operating expenses:
   Selling and marketing ........................         38                44                 41%
   General and administrative ...................         34                35                 22
                                                       -----             -----              -----
     Total operating expenses ...................         72%               79%                63%
                                                       =====             =====              =====

     YEAR ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

         Net Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services. Total net revenues increased $16.8 million, or 136%, to $29.1 million for fiscal year ended June 30, 2000 from $12.3 million for the same period in 1999. The increase in total net revenues was primarily due to the increase in nutritional sales for the current year.

         Communications services revenues consist of sales of prepaid phone cards to IAs and commissions, fees and revenues generated from long distance customers and fees generated from Internet services and web hosting activities. Communications services revenues increased $1.2 million, or 14.6%, to $9.6 million for fiscal 2000 from $8.4 million for the same period in 1999. This increase was primarily due to increased phone card sales to our IAs and increased long distance telephone commissions resulting from our larger communications customer base and the increase in usage offset by a decrease caused by lower revenues per minute.

         Nutritional products revenues consist of sales of private label nutritional products. Nutritional products revenues increased $15.6 million, or 1140%, to $17.0 million for fiscal 2000 from $1.4 million for fiscal 1999. This increase was primarily due to the more expansive product line we offered during fiscal 2000 and the promotional contests associated with our product line.

         Marketing services revenues consist of application fees paid by independent associates, purchases of sales aids by independent associates, registration fees for the annual Summit marketing. Marketing services revenues decreased $73,000, or 3%, to $2.5 million for fiscal 2000 from $2.6 million for the same period in 1999. This decrease was due to the decrease in the number of new IAs.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for fiscal 2000 was $9.2 million, or 32% of total net revenues, as compared to $3.8 million, or 31% of total net revenues, for the same period in 1999 as the result of flat communications services margins which was partially mitigated by an improvement in nutritional product and marketing services margins.

         Communications services cost consisted primarily of the cost of purchasing activated prepaid phone cards from MCI WorldCom and other outside vendors as well as the costs of operating the Maxxis Switch. Communications services cost was $5.3 million, or 18% of total net revenues, for fiscal 2000, as compared to $2.2 million, or 18% of total net revenues, for the same period in 1999. Nutritional products cost was $3.4 million or 12% of total net revenues for fiscal 2000 as compared to $662,000, or 5% of total revenues for the comparable 1999 period. This increase in the cost of nutritional products was due primarily to increased sales volume. Marketing services cost was $519,000, or 2% of total net revenues, for fiscal 2000, as compared to $947,000, or 8% of total net revenues, for the same period in 1999. The decrease in marketing services cost as a percentage of total net revenues was due primarily to an increase in overall sales and better control of expenses.

         Gross Margin. Gross margin increased to $19.9 million for fiscal 2000 from $8.6 million for the same period in 1999. As a percentage of total net revenues, gross margin was 68% for fiscal 2000 as compared to 69% for fiscal 1999.

         Operating Expenses. Selling and marketing expenses consist of commissions paid to independent associates based on (i) sales of products to new independent associates sponsored into Maxxis, (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. For fiscal 2000, selling and marketing expenses were $11.8 million, or 41% of total net revenues, as compared with $5.4 million, or 44% of total net revenues, for the same period in 1999. This decrease was due to the decrease in the number of IAs. General and administrative expenses were $6.4 million, or 22% of total net revenues for 2000, as compared to $4.4 million, or 35% of total net revenues, for the same period in 1999. General and administrative expenses increased as a percentage of total revenues in fiscal 2000 due to higher legal and other expenses incurred in connection with the filing of tariffs in various states to offer long distance service. Total operating expenses as a percentage of net revenue decreased to 63% of net revenues for fiscal 2000 from 79% of net revenues for fiscal 1999.

         Interest Expense. For the year ended June 30, 2000, interest expense was $616,000. The expense was largely comprised of interest costs related to the lease of the Maxxis Switch. Interest expense of $338,000 in fiscal 1999 was largely comprised of interest cost related to the lease of the Maxxis Switch and interest on the line of credit facility, partially offset by interest earned on overnight cash balances.

         Net Income. Net Income for fiscal 2000 was $1.0 million as compared to a net loss of $1.6 million for the same period in 1999.

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

         Nutritional products revenues consist of sales of private label nutritional products. Nutritional products revenues increased $844,000, or 160%, to $1.4 million for fiscal 1999 from $526,000 for fiscal 1998. This increase was primarily due to the fact that we did not begin selling nutritional products until November 1997 combined with the more expansive product line we offered during fiscal 1999.

         Marketing services revenues consist of application fees paid by independent associates, purchases of sales aids by independent associates, registration fees for the annual Summit marketing meeting. Marketing services revenues increased $1.4 million, or 118%, to $2.6 million for fiscal 1999 from $1.2 million for the same period in 1998. This increase was due to the growth in the numbers of IAs and the increased attendance of the IAs at our Summit meeting and our training schools along with an increase in the price of our distribution kits.

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

         Communications services cost consists primarily of the cost of purchasing activated prepaid phone cards from CRC and other outside vendors as well as the costs we incur in the operation of the Maxxis Switch. Communications services cost was $2.2 million, or 18% of total net revenues, for fiscal 1999, as compared to $1.4 million, or 19% of total net revenues, for the same period in 1998. Nutritional products cost was $705,000 or 6% of total net revenues for fiscal 1999 as compared to $294,000, or 4% of total revenues for the comparable 1998 period. Marketing services cost was $931,000, or 8% of total net revenues, for fiscal 1999 as compared to $339,000, or 7% of total net revenues, for the same period in 1998. The increase in marketing services cost as a percentage of total net revenues was primarily due to higher costs associated with our 1999 annual Summit meeting for our IAs.

         Gross Margin. Gross margin increased to $8.6 million for fiscal 1999 from $4.9 million for the same period in 1998. As a percentage of total net revenues, gross margin declined to 69% for fiscal 1999 from 71% for fiscal 1998.

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

SEASONALITY AND UNAUDITED QUARTERLY FINANCIAL INFORMATION

         We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in the recruitment of its IAs and the sale of its products and services. Our annual summit occurs in the first quarter of our fiscal year, which has historically caused an increase in the number of our IAs and sales of our products and services. Historically, revenues have been lower in the second quarter than in other quarters of a given year because of the number of new IAs added and product and service sales have historically declined during the holiday season. Our operating results may vary significantly in the future, partly due to such seasonal fluctuations. We believe that recruitment of IAs and sales of our products and services will continue to follow this seasonal cycle. Our quarterly results may fluctuate significantly as a result of such seasonality. Because of the potential quarterly fluctuations in our revenue and operating results, results for any particular quarter may not be indicative of future quarterly or annual results.


                                                                             QUARTER ENDED
                                                 -------------------------------------------------------------------
                                                 SEPT. 30, 1999     DEC. 31, 1999     MAR. 31, 2000    JUNE 30, 2000
                                                 --------------     -------------     -------------    -------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Communications services ..................      $ 3,034,000       $ 2,189,000       $ 2,407,000      $  2,016,000
  Nutritional products .....................          423,000           692,000         8,249,000         7,639,000
  Marketing services .......................          863,000           412,000           667,000           542,000
                                                  -----------       -----------       -----------      ------------
        Total net revenues .................        4,320,000         3,293,000        11,323,000        10,197,000
                                                  -----------       -----------       -----------      ------------
Cost of services:
  Communications services ..................        1,470,000         1,256,000         1,273,000         1,293,000
  Nutritional products .....................          167,000           162,000         1,399,000         1,675,000
  Marketing services .......................          253,000           141,000           161,000           (36,000)
                                                  -----------       -----------       -----------      ------------
        Total cost of services .............        1,890,000         1,559,000         2,833,000         2,932,000
                                                  -----------       -----------       -----------      ------------
Gross margin ...............................        2,430,000         1,734,000         8,490,000         7,265,000
                                                  -----------       -----------       -----------      ------------
Operating Expenses:
  Selling and marketing ....................        1,768,000           796,000         5,583,000         3,680,000
  General and administrative ...............        1,354,000         1,427,000         1,763,000         1,867,000
                                                  -----------       -----------       -----------      ------------
        Total operating expenses ...........        3,122,000         2,223,000         7,346,000         5,547,000
                                                  -----------       -----------       -----------      ------------
Operating Income ...........................         (692,000)         (489,000)        1,144,000         1,718,000
                                                  -----------       -----------       -----------      ------------
Interest and other (income) expense ........          188,000           143,000           436,000          (119,000)
                                                  -----------       -----------       -----------      ------------
Income (loss) before income tax benefit ....         (880,000)         (632,000)          708,000         1,837,000
Income tax provision (benefit) .............               --                --                --                --
                                                  -----------       -----------       -----------      ------------
Net (loss) income ..........................      $  (880,000)      $  (632,000)      $   708,000      $  1,837,000
                                                  ===========       ===========       ===========      ============

Net(loss) income per share:
  Basic ....................................      $     (0.54)      $     (0.41)      $      0.44      $       1.18
                                                  ===========       ===========       ===========      ============
  Diluted ..................................      $     (0.54)      $     (0.41)      $      0.43      $       0.72
                                                  ===========       ===========       ===========      ============

Weighted average number of shares
outstanding
  Basic ....................................        1,617,637         1,541,500         1,617,697         1,563,092
                                                  ===========       ===========       ===========      ============
  Diluted ..................................        1,617,637         1,541,500         1,654,056         2,547,592
                                                  ===========       ===========       ===========      ============

LIQUIDITY AND CAPITAL RESOURCES

         From January to February of 1999, we conducted a public offering of our common stock. Pursuant to this offering, we sold 46,450 shares of Common Stock at an offering price of $5.50 per share pursuant to a registration statement on Form S-1 (Commission File No. 333-38623). Our proceeds from the offering were approximately $255,475; our proceeds, net of offering expenses were approximately $1,000.

         On November 22, 1998, we entered into a line of credit with the Maxxis Millionaire Society, a Georgia partnership in which Ivey Stokes, our Chairman, Chief Executive Officer and President, and Alvin Curry, our Chief Operating Officer, are partners. The line of credit was amended on May 1, 1999. Pursuant to the line of credit, Maxxis may borrow up to $2,000,000 at 10% annual interest. Advances or interest thereon pursuant to the line of credit are payable on demand. As of June 30, 2000, $65,000 principal amount was outstanding pursuant to the line of credit.

         In November 1997, we entered into a demand promissory note to fund expenses incurred in connection with the launch of our nutritional product line. As of March 23, 1998, we had borrowed $200,000 under such promissory note. On March 23, 1998, we converted the outstanding principal amount under the promissory note into units ("Units") at a price of $5.50 per Unit with each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock") and a warrant (a "Warrant") to purchase one share of Common Stock at a price of $5.50 per share. The Preferred Stock is: (i) non-voting; (ii) entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event; (iii) entitled to a liquidation preference over the Common Stock; and (iv) convertible into Common Stock at the option of the holder at any time commencing 14 months following the date of the issuance of the Preferred Stock and automatically upon the closing of a public offering that occurs at least 14 months following the issuance of the Preferred Stock and that provides us with gross proceeds of at least $7,500,000. The Warrants are entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event, are not exercisable until 14 months following their date of issuance and remain exercisable at the option of the holder until the seventh anniversary of their issuance. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock and any additional preferred stock that may be issued in the future.

         On March 31, 2000, we sold 967,000 shares of Preferred Stock and on May 15, 2000, we sold 25,000 shares of Preferred Stock, all at a purchase price of $5.50 per share. These sales were completed in a private placement solely to accredited investors.

         We anticipate that cash generated from operations, together with additional borrowings or equity financings, will be sufficient to meet our capital requirements for the next 12 months. However, if we do not receive sufficient funds from its operations and borrowings and equity financings to fund its operations, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, additional lines of credit and private equity and debt financings. Our cash and financing needs for 2000 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi-level network marketing system.

         For 2000, cash flows provided from operating activities were $2.7 million, compared to net cash used in operating activities of $177,000 for 1999. Operating activities for 2000 consisted primarily of $1.0 million of net income and $1.7 million in adjustments to reconcile net income to operating cash flows, which consisted primarily of $1.5 million of non-cash depreciation and amortization and $427,000 in non-cash provisions for doubtful communications receivables offset by an increase in inventories of $739,000.

         Cash used in investing activities was $627,000 for 2000, as compared to $741,000 for 1999. Investing activities for 2000 consisted primarily of software development and organizational costs of $0.1 million, and capital expenditures totaling $434,000.

         Cash provided from financing activities was $2.7 million for 2000, as compared to $600,000 for 1999. Financing activities for 2000 consisted primarily of $5.1 million of proceeds from sale of preferred stock offset by repurchase of the preferred stock of $223,000 and payments totaling $853,000 on the lease obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements, including our consolidated balance sheets as of June 30, 1998, 1999 and 2000 and consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of these years, together with the report thereof of Arthur Andersen LLP, dated September 22, 2000 are included on pages F-1 through F-18 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         We had no disagreements on accounting or financial disclosure matters with our accountants nor did we change accountants during the year ended June 30, 2000.

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



                                                                                                             TERM AS
                                                                                                             DIRECTOR
NAME                                      AGE                           POSITION                             EXPIRES
----                                      ---                           --------                             --------

Ivey J. Stokes........................     41    Chairman of the Board of Directors, Chief Executive           2001
                                                 Officer, and President
Alvin Curry...........................     43    Chief Operating Officer and Director                          2001
DeChane Cameron.......................     31    Chief Financial Officer                                         --
Larry W. Gates, II....................     37    Vice President, Secretary, and Director                       2002
Charles P. Bernstein..................     49    Director                                                      2000
Thomas O. Cordy.......................     59    Director                                                      2001
Robert James Glover, Jr...............     39    Director                                                      2002
Terry Harris..........................     45    Director                                                      2000

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

         DECHANE CAMERON has served as Chief Financial Officer for the Maxxis Group since February 2000 after serving as Controller for Maxxis Communications since he joined us 1999. Before joining us, Mr. Cameron served as Controller with Meyer Laminates from 1997 to 1999. Prior to that, Mr. Cameron served as Accounting Manager with Premier Medical Network from 1994 to 1997. Other positions held by Mr. Cameron include Senior Accountant with Eastern Foods, Inc. and Matson, Driscoll & Damico. Mr. Cameron is a member of the National Association of Management Accountants, the National Association of Black Accountants, and holds a Bachelors of Science in Accounting from Clemson University.

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


COMMITTEES OF THE BOARD

         The Executive Committee of our Board of Directors exercises, during the interval between Board meetings, all of the powers of our Board of Directors with certain limitations. During the year ended June 30, 2000, the Executive Committee was composed of Thomas O. Cordy, Alvin Curry and Ivey J. Stokes and held three meetings.

         The Audit Committee of the Board of Directors reviews, with our independent public accountants, our annual financial statements, reviews the work of such independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of our financial and accounting functions, organization, operations and management. During the year ended June 30, 2000, the Audit Committee was composed of Charles P. Bernstein, Terry Harris and Larry Gates and held one meeting.

         The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of our officers and administers the issuance of stock options to our officers, employees, consultants and advisors. The Compensation Committee also reviews general policy matters relating to the compensation and benefits of our employees. During the year ended June 30, 2000, the Compensation Committee was composed of Charles P. Bernstein, Terry Harris and Larry Gates and held one meeting.

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

         During the year ended June 30, 2000, our Board of Directors held four meetings. All of our directors have attended 75% or more of the aggregate of all Board meetings and all meetings of committees of which they were members.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Members of the Board of Directors are reimbursed for their out-of-pocket expenses for each meeting attended, but otherwise serve without compensation.

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer during the years ended June 30, 2000, 1999 and 1998 . No other executive officers received a combined salary and bonus in excess of $100,000 during the years ended June 30, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                            ANNUAL COMPENSATION
                                                                                     -------------------------------
NAME AND PRINCIPAL POSITION                                  PERIOD                   SALARY               BONUS(1)
---------------------------                                -----------               --------             ----------
Ivey J. Stokes .............................               Fiscal 2000               $104,000               $     0
Chief Executive Officer and President(2) ...               Fiscal 1999               $104,000               $     0
Thomas O. Cordy ............................               Fiscal 1998               $ 41,600               $83,400

---------------

(1) Represents amounts accrued as bonus compensation for the periods presented.

(2) Mr. Stokes became our Chief Executive Officer and President in September 1999, when Mr. Cordy resigned those positions.

OPTION GRANTS DURING 2000

         As of June 30, 2000, no options had been granted to our Chief Executive Officer during the year ended June 30, 2000.

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

SALES REPRESENTATIVE AGREEMENTS

         We entered into independent sales representative agreements (collectively, the "Sales Representative Agreements") with ten independent sales representatives, including Messrs. Stokes, Gates and Glover. The Sales

Representative Agreements provide for a minimum fee of $800.00 per week. Each sales representative is also eligible to receive quarterly payments of a performance bonus which is a percentage of total revenue from Maxxis 2000. To be paid a bonus, a sales representative must have 180 new activations in a quarter. The bonus amount is then determined by the number of open centers in that quarter. The bonus ranges from 1% to 5% based on Production. Each sales representative is an independent contractor, and we do not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

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

         The class of persons eligible to participate in the Option Plan shall consist of all persons whose participation in the Option Plan the Committee determines to be in our best interests which shall include, but not be limited to, all employees and directors of Maxxis, as well as key consultants and advisors to Maxxis. The Committee will have the power to specify, with respect to the Options granted to a particular Optionee, the effect of the termination of such Optionee's employment or service under various circumstances on such Optionee's right to exercise an Option, which effect may include immediate or deferred termination of such Optionee's rights under an Option, or acceleration of the date at which an Option may be exercised in full. As of June 30, 2000, options to purchase 59,133 shares of Common Stock were outstanding.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 23, 2000 by: (i) each person known by us beneficially to own more than 5% of the outstanding shares of the Common Stock; (ii) each of our directors; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all persons listed have sole voting and investment power with respect to their shares.


                                                                              AMOUNT OF         PERCENTAGE OF
                                                                              BENEFICIAL         COMMON STOCK
NAME AND ADDRESS(a) OF BENEFICIAL OWNER                                      OWNERSHIP(b)        OUTSTANDING
---------------------------------------                                      ------------       -------------
Alvin Curry(c)...........................................................        636,363             40.5%
King David Trust(d)......................................................        454,545             28.9
Cynthia Glover, trustee(e)...............................................        181,818             11.6
Charles P. Bernstein.....................................................             --
Larry W. Gates...........................................................         47,272              3.0
Thomas O. Cordy..........................................................             --               --
Larry W. Gates, II.......................................................         45,454              2.9
Robert J. Glover(f)......................................................             --               --
Terry Harris.............................................................          3,636               *
Ivey J. Stokes(g)........................................................             --               --
All directors and executive officers as a group
   (10 persons) (c) - (g)................................................        948,634             63.0

---------------------
*        Less than one percent
(a) The address of the King David Trust and Alvin Curry is c/o Maxxis Group, Inc., 1901 Montreal Drive, Suite 108, Tucker, Georgia 30084. The address of Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 is 7839 Taylor Circle, Riverdale, Georgia 30274. The address of The Anchora Company is c/o Salem Management Company, Ltd., Design House, Leeward Highway, P.O. Box 150, Providenciales Turks & Caicos Island, B.W.I.
(b) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from September 30, 2000. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(c) Includes 454,545 shares owned by the King David Trust of which Mr. Curry, a director of, is the trustee. Mr. Curry disclaims beneficial ownership of such shares.
(d) All such shares are owned by the King David Trust of which Mr. Curry is the trustee and Mr. Stokes' minor children are the beneficiaries. Mr. Stokes, the Chairman of the Board, disclaims beneficial ownership of such shares.
(e) All such shares are owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997. Ms. Glover is the wife of Robert J. Glover, a director. Mr. Glover is the sole beneficiary and disclaims beneficial ownership of such shares. In addition, Ms. Glover disclaims beneficial ownership of such shares.
(f) Excludes 181,818 shares owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 of which Mr. Glover is the sole beneficiary. Mr. Glover disclaims beneficial ownership of such shares.
(g) Excludes 454,545 shares owned by the King David Trust of which Mr. Stokes' minor children are the beneficiaries. Mr. Stokes disclaims beneficial ownership of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 22, 1998, Maxxis entered into a line of credit with the Maxxis Millionaire Society, a Georgia partnership. The line of credit was amended on May 1, 1999. Ivey Stokes and Alvin Curry, Maxxis' Chairman of the Board and Chief Operating Officer are partners in the Maxxis Millionaire Society. Pursuant to the line of credit, Maxxis may borrow up to $2,000,000 at 10% annual interest. No advances or interest thereon pursuant to the line of credit are payable until November 22, 2000. As of June 30, 2000, $65,000 principal amount was outstanding pursuant to the line of credit.

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

         Pursuant to Mr. Cordy's employment agreement, The Anchora Company, an affiliate of Mr. Cordy, purchased 72,727 shares of Common Stock, at a price of $1.65 per share. In exchange, The Anchora Company gave us a $120,000 full recourse promissory note which bears interest at an annual rate of 8.75%. Subsequent to Mr. Cordy's recent resignation, we reached an oral agreement with Mr. Cordy to cancel the $120,000 full recourse promissory note in exchange for Mr. Cordy's agreement to require The Anchora Company to return the 72,727 shares of Common Stock to us. As of June 30, 2000, we had received the 72,727 shares and $120,000 full recourse promissory note had been cancelled. Therefore, we cancelled the 72,727 shares formerly owned by The Anchora Company.

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

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company are filed as a part of this Report and are attached hereto as pages F-1 through F-18:

                  Consolidated Balance Sheets as of June 30, 1999 and 2000 Consolidated Statements of Operations for the Years Ended
                        June 30, 1998, 1999 and 2000
                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1998, 1999 and 2000 Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and 2000 Notes to Consolidated Financial Statements

(a)(2)        FINANCIAL STATEMENT SCHEDULES

(a)(3)        EXHIBITS

Exhibit
Number         Exhibit Description
-------        -------------------
 2.1*          Plan of Reorganization of the Company effective as of February
               17, 1998.
 3.1*          Amended and Restated Articles of Incorporation of the Company, as
               amended to date.
 3.2*          Amended and Restated Bylaws of the Company, as amended to date.
 4.1*          See Exhibits 3.1 and 3.2 for provisions of the Amended and
               Restated Articles of Incorporation and Amended and Restated
               Bylaws defining the rights of holders of Common Stock of the
               Company.
 4.2*          Specimen Common Stock certificate.
 4.3*          Shareholders Agreement, dated as of September 1, 1997 among the
               Company and the holders of Class A Common Stock.
 4.4*          Amended and Restated Shareholders Agreement, dated as of February
               18, 1998 among the Company and certain holders of its Common
               Stock.
10.1*          Form of Employment Agreement by and between the Company and certain of its officers.
10.2*          Guarantee by Thomas O. Cordy in favor of the Company dated May 1,
               1997.
10.3*          Form of Independent Sales Representative Agreement by and between the Company and certain of its sales representatives.
10.4*          Consulting Agreement by and between the Company and Robert P.
               Kelly dated as of September 1, 1997.
10.5*          Software License Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2,
               1997.
10.6*          Software Service Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2,
               1997.
10.7*          Equipment Purchase Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2,
               1997.
10.8*          Agreement for 1-Plus Services between Colorado River
               Communications Corporation and the Company dated February 20,
               1997.+
10.9*          Sublease Agreement between DowElanco and the Company dated
               February 14, 1997.
10.10*         Warehouse lease between Malon D. Mimms and the Company dated
               March 17, 1997.
10.11*         Warehouse lease between Malon D. Mimms and the Company dated June
               23, 1997.
10.12*         Demand Secured Promissory Note dated November 26, 1997 by the
               Company in favor of the lenders named on Schedule I thereto.
10.13*         Sub-Sublease Agreement between the Company and Simons
               Engineering, Inc. dated September 1, 1997.
10.14*         Demand Promissory Note dated February 28, 1998 by the Company in favor of Thomas O. Cordy.
10.15*         Form of Stock Purchase Warrant.
10.16**        Maxxis Group, Inc. 1998 Stock Option Plan.
10.17**        Lease Amendment Agreement dated June 5, 1998 among Malon D.
               Mimms, the Company and Richard Bowers & Co.
10.18**        Lease Amendment Agreement dated August 14, 1998 among Malon D.
               Mimms, the Company and Richard Bowers & Co.
10.19#         Software Purchase Agreement between UsefulWare Incorporated and the Company dated as of August 13, 1998.+
10.20#         Asset Purchase Agreement by and among Cherry Communications
               Incorporated ("Cherry"), World Access, Inc. ("World Access") and
               the Company dated as of September 29, 1998.
10.21#         Promissory Note by the Company in favor of Cherry dated September
               29, 1998.
10.22#         Security Agreement between the Company and World Access dated as of September 29, 1998.
10.23#         Software License Agreement between Alcatel USA Marketing, Inc.
               and the Company dated as of September 29, 1998.

10.24#         Sublease between Cherry and the Company dated as of September 30,
               1998.
10.25#         Master Lease Agreement between Rockford Industries, Inc. and the
               Company dated as of September 29, 1998 (World Access).
10.26#         Master Lease Agreement between Rockford Industries, Inc. and the
               Company dated as of September 29, 1998 (NACT Telecommunications,
               Inc.).
10.27##        Line of Credit between the Company and the Maxxis Millionaire
               Society dated as of November 22, 1998.
10.28##        Investment Agreement between InteReach Internet Services, LLC and the Company dated as of December 8, 1998.
10.29##        Virtual ISP Agreement between InteReach Internet Services, Inc.
               and the Company dated as of December 8, 1998.
10.30###       Digital Services Agreement between Worldcom Network Services,
               Inc. and the Company dated as of January 21, 1999
10.31+###      Telecommunications Services Agreement between Worldcom Network
               Services, Inc. and the Maxxis Communications dated as of January
               21, 1999.
10.32###       Program Enrollment Terms to the Telecommunications Services
               Agreement dated as of January 21, 1999 between Worldcom Network
               Services, Inc. and the Maxxis Communications.
10.33+###      Master Service Agreement between IXC Communications Services,
               Inc. and the Company dated as of March 25, 1999.
10.34###       Amendment to the Line of Credit between the Company and the
               Maxxis Millionaire Society dated as of May 1, 1999.
21.1###        Subsidiaries of the Company.
24.1           Power of Attorney (contained on the signature page hereof).
27.1           Financial Data Schedule for period ended June 30, 2000 (for SEC use only).

-------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-38623).
** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998 as filed with the Commission on September 25, 1998.
# Incorporated by reference to the Company's Form 109-Q for the quarter ended September 30, 1998 as filed with the Commission on November 12, 1998.
## Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1998 as filed with the Commission on February 16, 1999.
### Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999 as filed with the Commission on October 13, 2000.
+ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.


(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAXXIS GROUP, INC.


October 23, 2000                       By:  /s/  Ivey J. Stokes
                                            ------------------------------------
                                            Ivey J. Stokes
                                            Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, IVEY J. STOKES and DECHANE CAMERON, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


October 23, 2000                 /s/ Ivey J. Stokes
                                 -----------------------------------------------
                                 Ivey J. Stokes
                                 Chairman of the Board, Chief Executive Officer
                                 and President
                                 (Principal executive officer)

October 23, 2000                 /s/ DeChane Cameron
                                 -----------------------------------------------
                                 DeChane Cameron
                                 Chief Financial Officer
                                 (Principal financial and accounting officer)


                                 -----------------------------------------------
                                 Thomas O. Cordy
                                 Director

October 23, 2000                 /s/ Larry W. Gates, II
                                 -----------------------------------------------
                                 Larry W. Gates, II
                                 Vice President, Secretary, and Director


                                 -----------------------------------------------
                                 Charles P. Bernstein
                                 Director

October 23, 2000                 /s/ ALVIN CURRY
                                 -----------------------------------------------
                                 Alvin Curry
                                 Chief Operating Officer and Director

October 23, 2000                 /s/ ROBERT J. GLOVER, JR.
                                 -----------------------------------------------
                                 Robert J. Glover, Jr.
                                 Director


                                 -----------------------------------------------
                                 Terry Harris
                                 Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Report of Independent Public Accountants .......................................................      F-2

Consolidated Balance Sheets as of June 30, 1998, 1999 and 2000 .................................      F-3

Consolidated Statements of Operations for the Years Ended June 30, 1998, 1999 and 2000 .........      F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1998,
     1999 and 2000 .............................................................................      F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1999 and 2000 .........      F-6

Notes to Consolidated Financial Statements .....................................................      F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Maxxis Group, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of MAXXIS GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1998, 1999, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxis Group, Inc. and subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for the years ended June 30, 1998, 1999, and 2000 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia

/s/ Arthur Andersen LLP
-----------------------

September 22, 2000

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 2000



                                                                                                  1999               2000
                                                                                             -----------         ----------
                                                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $    20,000         $4,867,000
   Short-term investment                                                                           10,000                  0
   Communications receivable, net of allowance for doubtful accounts of $113,000
      in 1999                                                                                     652,000                  0
   Accounts receivable, net of allowance for doubtful accounts of $189,000 and
      $931,000 in 1999 and 2000, respectively                                                     817,000          1,081,000
   Inventories, net                                                                               354,000          1,093,000
   Prepaid expenses and other current assets                                                      110,000            237,000
                                                                                              -----------        -----------
                                                                                                1,963,000          7,278,000

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                                            5,842,000          5,000,000

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                                                       352,000            358,000

OTHER ASSETS                                                                                      129,000             31,000
                                                                                              -----------        -----------
                                                                                              $ 8,286,000        $12,667,000
                                                                                              ===========        ===========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Line of credit (Note 6) [CHECK DUE DATE]                                                   $         0         $   65,000
   Accounts payable                                                                             1,218,000            814,000
   Commissions payable                                                                            463,000            160,000
   Accrued compensation                                                                           220,000            756,000
   Sales taxes payable                                                                            317,000            177,000
   Accrued expenses                                                                               428,000            813,000
   Current maturities of capital lease obligations                                                929,000            974,000
   Deferred revenue                                                                               330,000            878,000
                                                                                              -----------        -----------
                                                                                                3,905,000          4,637,000
                                                                                              -----------        -----------
LINE OF CREDIT (NOTE 6)                                                                         1,390,000                  0
                                                                                              -----------        -----------
LONG-TERM CAPITAL LEASE OBLIGATIONS (NOTE 4)                                                    4,005,000          3,107,000
                                                                                              -----------        -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par value; 10,000,000 shares authorized, 100,000 and
      1,000,000 shares designated as Series A Convertible Preferred Stock, 36,359 and 992,814 Series A Convertible Preferred Stock shares issued and
      outstanding in 1999 and 2000, respectively                                                  200,000          5,141,000
   Common stock, no par value; 20,000,000 shares authorized, 1,619,646 and
      1,546,919 shares issued and outstanding in 1999 and 2000, respectively                      612,000            455,000
   Shareholder note receivable                                                                   (120,000)                 0
   Accumulated deficit                                                                         (1,706,000)          (673,000)
                                                                                              -----------        -----------
            Total shareholders' equity (deficit)                                               (1,014,000)         4,923,000
                                                                                              -----------        -----------
                                                                                              $ 8,286,000        $12,667,000
                                                                                              ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1999, AND 2000

                                                         1998              1999               2000
                                                     -----------       ------------       -----------
NET REVENUES:
    Communications services                          $ 5,293,000       $  8,416,000       $ 9,646,000
    Nutritional products                                 526,000          1,371,000        17,003,000
    Marketing services                                 1,172,000          2,557,000         2,484,000
                                                     -----------       ------------       -----------
              Total net revenues                       6,991,000         12,344,000        29,133,000
                                                     -----------       ------------       -----------
COST OF GOODS AND SERVICES SOLD:
    Communications services                            1,351,000          2,166,000         5,292,000
    Nutritional products                                 294,000            662,000         3,403,000
    Marketing services                                   431,000            947,000           519,000
                                                     -----------       ------------       -----------
              Total cost of services                   2,076,000          3,775,000         9,214,000
                                                     -----------       ------------       -----------
GROSS MARGIN                                           4,915,000          8,569,000        19,919,000
OPERATING EXPENSES:
    Selling and marketing                              2,665,000          5,373,000        11,827,000
    General and administrative                         2,344,000          4,376,000         6,411,000
                                                     -----------       ------------       -----------
              Total operating expenses                 5,009,000          9,749,000        18,238,000
                                                     -----------       ------------       -----------
INTEREST AND OTHER EXPENSES:
    Interest expense                                       2,000            338,000           616,000
    Other expenses                                             0             18,000            32,000
                                                     -----------       ------------       -----------
              Total interest and other expenses            2,000            356,000           648,000
                                                     -----------       ------------       -----------
(LOSS) INCOME BEFORE INCOME TAXES                        (96,000)        (1,536,000)        1,033,000

INCOME TAXES                                                   0                  0                 0
                                                     -----------       ------------       -----------
(LOSS) INCOME                                        $   (96,000)      $ (1,536,000)      $ 1,033,000
                                                     ===========       ============       ===========

LOSS INCOME PER SHARE
     BASIC                                           $     (0.06)      $      (0.96)      $      0.66
                                                     ===========       ============       ===========
     DILUTED                                         $     (0.06)      $      (0.96)      $      0.56
                                                     ===========       ============       ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     BASIC                                             1,571,187          1,594,387         1,563,092
                                                       =========          =========         =========
     DILUTED                                           1,571,187          1,594,387         1,844,346
                                                       =========          =========         =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED JUNE 30, 1998, 1999, AND 2000

                                                 PREFERRED STOCK                COMMON STOCK             STOCK        SHAREHOLDER
                                            ------------------------      ------------------------    SUBSCRIPTION       NOTE
                                              SHARES        AMOUNT          SHARES        AMOUNT       DEPOSITS       RECEIVABLE
                                            ----------     ---------      ---------      ---------    ------------    -----------
BALANCE, JUNE 30, 1997                              0      $       0      1,302,001      $ 127,000      $ 360,000      $(120,000)

    Issuance of preferred stock                36,359        200,000              0              0              0              0
    Issuance of common stock                        0              0        271,195        447,000              0              0
    Stock subscription deposits                     0              0              0              0       (360,000)             0
    Net loss                                        0              0              0              0              0              0
                                            ---------      ----------     ---------      ---------      ---------      ---------

BALANCE, JUNE 30, 1998                         36,359        200,000      1,573,196        574,000              0       (120,000)

    Issuance of common stock, net of
       issuance expenses                            0              0         46,450          1,000              0              0
    Compensation expense for stock
       option issuance                              0              0              0         37,000              0              0
    Net loss                                        0              0              0              0              0              0
                                            ---------      ----------     ---------      ---------      ---------      ---------

BALANCE, JUNE 30, 1999                         36,359        200,000      1,619,646        612,000              0       (120,000)

    Issuance of preferred stock, net of
       issuance expenses                      997,000      5,164,000              0              0              0              0
    Reacquisition of note receivable
       with common stock                            0              0        (72,727)      (120,000)             0        120,000
    Acquisition of preferred stock            (40,545)      (223,000)             0              0              0              0
    Forfeited stock options                         0              0              0        (37,000)             0              0
    Net income                                      0              0              0              0              0              0
                                            ---------      ----------     ---------      ---------      ---------      ---------

BALANCE, JUNE 30, 2000                        992,814      $5,141,000     1,546,919      $ 455,000      $       0      $       0
                                            =========      ==========     =========      =========      =========      =========

                                            ACCUMULATED
                                              DEFICIT           TOTAL
                                            -----------      -----------
BALANCE, JUNE 30, 1997                      $   (74,000)     $   293,000

    Issuance of preferred stock                       0          200,000
    Issuance of common stock                          0          447,000
    Stock subscription deposits                       0         (360,000)
    Net loss                                    (96,000)         (96,000)
                                            -----------      -----------
BALANCE, JUNE 30, 1998                         (170,000)         484,000
                                            -----------      -----------
    Issuance of common stock, net of
       issuance expenses                              0            1,000
    Compensation expense for stock
       option issuance                                0           37,000
    Net loss                                 (1,536,000)      (1,536,000)
                                            -----------      -----------
BALANCE, JUNE 30, 1999                       (1,706,000)      (1,014,000)

    Issuance of preferred stock, net of
       issuance expenses                              0        5,164,000
    Reacquisition of note receivable
       with common stock                              0                0
    Acquisition of preferred stock                    0         (223,000)
    Forfeited stock options                           0          (37,000)
    Net income                                1,033,000        1,033,000
                                            -----------      -----------
BALANCE, JUNE 30, 2000                      $  (673,000)     $ 4,923,000
                                            ===========      ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1999, AND 2000

                                                                            1998            1999             2000
                                                                        -----------     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       $   (96,000)    $(1,536,000)      $ 1,033,000
                                                                        -----------     -----------       -----------
Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                        176,000         501,000         1,461,000
       Write-off of investment in internet service provider                       0               0           100,000
       Stock compensation expense                                                 0          37,000           (37,000)
       Provision for doubtful communications receivables                     40,000          73,000           427,000
       Changes in operating assets and liabilities:
           Accounts receivable                                                    0        (817,000)         (264,000)
           Communications receivable                                       (331,000)       (409,000)          225,000
           Inventories                                                      (33,000)       (136,000)         (739,000)
           Prepaid expenses and other assets                                  3,000         (87,000)         (127,000)
           Commissions payable                                               59,000         362,000          (303,000)
           Accounts payable                                                  53,000       1,007,000          (404,000)
           Accrued compensation                                             154,000          66,000           536,000
           Sales taxes payable                                              130,000         187,000          (140,000)
           Accrued expenses                                                  25,000         300,000           385,000
           Deferred revenue                                                  55,000         275,000           548,000
                                                                        -----------     -----------       -----------
              Total adjustments                                             331,000       1,359,000         1,668,000
                                                                        -----------     -----------       -----------
              Net cash provided by (used in) operating activities           235,000        (177,000)        2,701,000
                                                                        -----------     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (115,000)       (279,000)         (434,000)
    Investment in Internet service provider                                       0        (100,000)                0
    Software development and other assets                                   (70,000)       (362,000)         (193,000)
    Liquidation of short term investments                                         0               0            10,000
                                                                        -----------     -----------       -----------
              Net cash used in investing activities                        (185,000)       (741,000)         (617,000)
                                                                        -----------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                               200,000               0         5,164,000
    Net borrowings (payments) on line of credit                                   0       1,390,000        (1,325,000)
    Payments on lease obligations                                                 0        (825,000)         (853,000)
    Repurchase of preferred stock                                                 0               0          (223,000)
    Proceeds from issuance of common stock                                   87,000           1,000                 0
                                                                        -----------     -----------       -----------
              Net cash provided by financing activities                     287,000         566,000         2,763,000
                                                                        -----------     -----------       -----------
NET INCREASE (DECREASE) IN CASH                                             337,000        (352,000)        4,847,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 35,000         372,000            20,000
                                                                        -----------     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   372,000     $    20,000       $ 4,867,000
                                                                        ===========     ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest                                              $     2,000     $         0       $   578,000
                                                                        ===========     ===========       ===========
    Cash paid for income taxes                                          $         0     $         0       $         0
                                                                        ===========     ===========       ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998, 1999, AND 2000


1.   ORGANIZATION AND PRESENTATION

     DESCRIPTION OF BUSINESS AND OPERATIONS

     Maxxis Group, Inc., a Georgia corporation, was incorporated on January 24, 1997 ("Inception") and is headquartered in Tucker, Georgia. Maxxis Group, Inc.'s principal business operations are carried out through its wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Telecom, Inc., which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in December 1997. Maxxis Group, Inc., together with its wholly owned subsidiaries (collectively referred to as the "Company"), was founded for the purpose of selling communications services, private label nutritional products, and other consumable products and services through a multilevel marketing system of independent associates ("IAs") to subscribers throughout the United States. The Company currently markets long-distance services and value-added communications services, such as travel cards, prepaid phone cards, 800 service, Internet access, Web page development and hosting services, and international telecommunications service, as well as private label nutritional products.

     The Company has a limited operating history, and its operations are subject to the risks inherent in the establishment of any new business. Since the Company has only recently become an operating company, the Company's ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional employees, and train and manage both current and new employees. Growth may place a significant strain on the Company's operational resources and systems, and failure to effectively manage this projected growth would have a material adverse effect on the Company's business.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of Maxxis Group, Inc and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Communications services revenues consist of sales of prepaid phone cards to IAs, commissions generated from an agreement to resell long-distance services, long-distance services directly provided by the Company and from Internet related services. From inception through March 1999, the Company purchased prepaid phone cards from an independent tariffed long-distance reseller (the "Reseller"), and IAs, in turn, purchased these prepaid phone cards from the Company. Revenues from prepaid phone cards were recognized when the cards were sold to IAs, net of an estimate of sales returns for defective or unused cards. Active IAs have the right to return defective or unused cards for up to 30 days after the date of purchase. IAs that terminate their relationship with the Company also have up to one year from the date of purchase to return cards that are unused and sealed in the original packaging, for a partial refund.

     Communications services in fiscal years 1998 and 1999 also included long-distance revenues generated by the Company's agreement with the Reseller under which the Company received a percentage of the gross long-distance revenues generated by the Company's customers, less billing adjustments. The Company recognized long-distance revenues when services were provided by the Reseller, net of an estimate for billing adjustments. The Reseller assumed the risk of all bad debts. Amounts due to the Company from the Reseller are included in communications receivable in the accompanying balance sheets.

     In February 1999, the Company entered into an agreement to lease telephone switching equipment (the "Maxxis Switch"). The Maxxis Switch provides the Company with the ability to directly provide long-distance services. In March 1999 ("March Agreement") the Company entered into an agreement with two independent tariffed long-distance suppliers to provide for additional capacity for telecommunication traffic that is not routed through the Maxxis switch. In April 1999, the Company began transferring its existing long-distance customers from the Reseller's network to the Maxxis Switch and began routing traffic through the long-distance suppliers under the March Agreement. In addition, the Maxxis Switch began carrying traffic related to the Company's prepaid phone cards (the "Switch Phone Cards").

     The Company recognizes long-distance revenues as services are provided, net of an estimate for billing adjustments. The Company assumes the risk of all bad debts. Amounts due to the Company related to direct long-distance services are included in accounts receivable in the accompanying balance sheets.

     Revenue from Web Hosting services are recognized as services are provided to the IAs.

     Nutritional services revenues consist of sales of private label nutritional products manufactured by various suppliers and are recorded as products are shipped to IAs, net of an allowance for an estimate of returned products.

     Marketing services revenues primarily consist of revenue from IAs for the sale of distributor kits and sales aids, which include forms, promotional brochures, marketing materials, and presentation materials designed to assist IAs in the conduct of their business.

     DEFERRED REVENUE

     Deferred revenue consists of the annual nonrefundable renewal fee assessed to IAs, unused time related to Switch Phone Cards, unearned web site hosting revenues and cash received for unshipped nutritional products. The annual nonrefundable renewal fee provides IAs with the right to sell the Company's products and services. This fee is assessed to IAs after their first year with the Company. The Company recognizes this revenue on a straight-line basis over the IAs' renewal period. Revenues generated from unused time on the Switch Phone Cards is recognized as the time is used.

     COSTS OF GOODS AND SERVICES SOLD

     Communications services costs primarily include the costs of purchasing prepaid phone cards from the Reseller in fiscal years 1998 and 1999, the cost of long-distance network services purchased from the long-distance suppliers, and depreciation expense related to the Maxxis Switch.

     Nutritional services costs include the costs of purchasing nutritional products from third-party suppliers.

     Marketing services costs include the costs of printing and designing associate applications, starter kits, associate meetings, and other sales aids.

     SELLING AND MARKETING EXPENSES

     Selling and marketing expenses primarily consist of commissions paid to IAs based on their sponsorship of new IAs and the sale of communications services and nutritional products.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist of salary expense for the Company's customer service personnel, office staff, and executive personnel in addition to the cost of IAs' support services.

     CONCENTRATIONS OF RISKS

     The Company's customers are primarily residential and are not concentrated in any specific geographic region of the United States. The Company has agreements with two long-distance providers to provide the network services required to originate and terminate calls through the Maxxis Switch and to provide switched services for the telephone traffic that does not go through the Maxxis Switch. There can be no assurance that the Company could enter into new contracts with other suppliers if these agreements were terminated.

     The Company markets a line of private label nutritional products. All of the nutritional products offered and distributed by the Company are developed and manufactured by third-party suppliers. Certain nutritional products the Company offers are proprietary to such suppliers. The Company does not have any written contracts or commitments from any of these suppliers or manufacturers. There can be no assurance that these suppliers will continue to be reliable suppliers to the Company.

     The Company's success will depend heavily upon its ability to attract, maintain, and motivate a large base of IAs who, in turn, sponsor other IAs and sell the Company's products. The Company anticipates significant turnover among IAs, which the Company believes is typical of direct selling.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

     COMMUNICATIONS RECEIVABLE

     A summary of changes in the allowance for doubtful accounts for the years ended June 30, 1998, 1999 and 2000 is as follows:

                                          1998           1999           2000
                                        ---------      ---------      ---------
        Balance, beginning of year      $       0      $  40,000      $ 113,000
            Provisions                     40,000         73,000        427,000
            Recoveries                          0              0              0
            Write-offs                          0              0       (540,000)
                                        ---------      ---------      ---------
        Balance, end of year            $  40,000      $ 113,000      $       0
                                        =========      =========      =========

     All communication receivables were written off during the year ended June 30, 2000.

     ACCOUNTS RECEIVABLE

     A summary of changes in the allowance for doubtful accounts for the years ended June 30, 1998, 1999, and 2000 is as follows. There was no such allowance or related provision for the year ended June 30, 1998:

                                                                                 1999            2000
                                                                              ----------      ----------
        Balance, beginning of year                                            $        0      $  189,000
            Provisions                                                           189,000         927,000
            Recoveries                                                                 0               0
            Write-offs                                                                 0        (185,000)
                                                                              ----------      ----------
        Balance, end of year                                                  $  189,000      $  931,000
                                                                              ==========      ==========


     INVENTORIES

     Inventories consist of the following as of June 30, 1999 and 2000:

                                                                                 1999            2000
                                                                              ----------      ----------
        Prepaid phone cards                                                   $   25,000      $  133,000
        Sales aids                                                               160,000         310,000
        Nutritional products                                                     169,000         650,000
                                                                              ----------      ----------
                                                                              $  354,000      $1,093,000
                                                                              ==========      ==========


     Inventories are valued at the lower of purchased cost (determined on a first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment consist primarily of furniture and fixtures, office equipment, computer equipment, and leasehold improvements, which are stated at cost and are depreciated using the straight-line method over the estimated useful lives of three to five years.

     The Company continually evaluates the propriety of the carrying amounts of long-lived assets as well as the depreciation periods to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives (Note 3).

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that deferred income taxes be provided based on the estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based on provisions of enacted tax laws (Note 5).

     (LOSS)/INCOME PER SHARE

     The Company determines its Earning per Share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share", which requires the computation of (loss)/income per share on both a basic and diluted basis. Basic (loss)/income per share is determined using the weighted average number of shares of outstanding common stock over the course of the fiscal year. Diluted (loss)/income per share is computed using the weighted average number of shares of common stock and share equivalents outstanding considering the dilutive effects of outstanding stock options and warrants as determined using the treasury stock method and convertible equity securities using the "if converted" method. All outstanding options and warrants issued by the company carry exercise prices which are equal to the current market value of the Company's common stock; therefore, they have no dilutive effect to (loss)/earnings per share for the years ended June 30 1998, 1999, and 2000. The Series A Convertible Preferred Stock is assumed converted at the later of the date the shares were issued or the beginning of the period in the determination of diluted weighted average shares.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Certain software development costs pertaining to a software application which is used internally for processing applications and customer service have been capitalized as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. Software development costs are amortized over an estimated useful life of three years, and amortization expenses were $62,000, $136,000, and $185,000 for the years ended June 30, 1998, 1999, and 2000.

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

     3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 1999 and 2000:

                                                                                  1999           2000
                                                                              -----------     -----------
        Computer equipment                                                    $   301,000     $   586,000
        Capital leases                                                          5,759,000       5,759,000
        Furniture and fixtures                                                    117,000         177,000
        Leasehold improvements                                                     59,000          98,000
        Office equipment and other                                                 16,000          58,000
        Construction in progress                                                        0           6,000
                                                                              -----------     -----------
                                                                                6,252,000       6,684,000
        Less accumulated depreciation                                            (410,000)     (1,684,000)
                                                                              -----------     -----------
        Property and equipment, net                                           $ 5,842,000     $ 5,000,000
                                                                              ===========     ===========


     Depreciation expense was $38,000, $365,000, and $1,276,000 for the years ended June 30, 1998, 1999, and 2000.


4.   CAPITAL LEASE OBLIGATIONS

     On September 29, 1998, the Company entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. Payments on the lease are due in monthly installments of $118,000 and carry an imputed rate of interest of approximately 12%. These leases expire within five years and contain purchase options which are exercisable at the end of the original lease terms. The capital lease obligation is secured by the intangible and tangible assets of the Company. Assets financed under capital leases are included in property and equipment.

     Maturities of capital lease obligations for the years subsequent to June 30, 2000 are as follows:

                2001                                                 $ 1,416,000
                2002                                                   1,416,000
                2003                                                   1,416,000
                2004                                                     706,000
                                                                     -----------
                                                                       4,954,000
                Less amounts representing interest                      (873,000)
                                                                     -----------
                                                                       4,081,000
                Less current maturities                                 (974,000)
                                                                     -----------
                Long-term capital lease obligations                  $ 3,107,000
                                                                     ===========


5.   INCOME TAXES

     The Company's deferred tax assets and liabilities are as follows as of June 30, 1999 and 2000:

                                                                                  1999          2000
                                                                              -----------     -----------
        Property and equipment                                                $   (28,000)    $  (146,000)
        Organizational costs                                                       15,000           7,000
        Net operating losses                                                      653,000         397,000
        Valuation allowance                                                      (640,000)       (258,000)
                                                                              -----------     -----------
        Net deferred tax assets                                               $         0     $         0
                                                                              ===========     ===========

     Based on uncertainties associated with the future realization of deferred tax assets, the Company established a valuation allowance against the net deferred tax assets of the Company. At June 30, 1999, the Company had net operating loss carryforwards of approximately $1,719,000, of which $674,000 were utilized in 2000. The remaining $1,045,000 will begin expiring in the year 2012 unless previously utilized.

     A reconciliation of the benefit for income taxes at the statutory federal income tax rate to the Company's tax benefit as reported in the accompanying statements of operations is stated below:

                                                               1998               1999             2000
                                                            -----------       -----------       -----------

            Tax benefit computed at statutory rate          $   (33,000)      $  (522,000)      $   339,000
            State income taxes                                   (4,000)          (61,000)           39,000
            Nondeductible expenses                                4,000             3,000             4,000
            Change in valuation allowance                        33,000           580,000          (382,000)
                                                            -----------       -----------       -----------
            Income tax benefit                              $         0       $         0       $         0
                                                            ===========       ===========       ===========

6.   LINE OF CREDIT

     On November 22, 1998, the Company entered into a line of credit (the "Line of Credit") with the Maxxis Millionaire Society, a Georgia partnership in which certain members of the Company's management are partners. The Line of Credit was amended on May 1, 1999. Pursuant to the Line of Credit, the Company may borrow up to $2,000,000 at 10% annual interest. Advances or interest thereon pursuant to the Line of Credit are payable on demand.


7.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases certain office equipment and office space under operating leases. At June 30, 1998, 1999, and 2000, the Company's total rental expenses were approximately $84,000, $168,000, and $210,000, respectively.

     Minimum lease payments under noncancelable leases for the years subsequent to June 30, 2000 are as follows:

                 2001                                                                  $202,000
                 2002                                                                   216,000
                 2003                                                                   185,000
                                                                                       --------
                                                                                       $603,000
                                                                                       ========


     LITIGATION

     The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

     TELECOM SERVICE AGREEMENTS

     The Company entered into agreements for telecommunications services with two independent tariffed long-distance providers (collectively, the "Suppliers" or individually, the "Supplier") in January 1999 (the "January Agreement") and March 1999 (the "March Agreement"). Under the March Agreement, the Company is obligated to purchase approximately $250,000 a month in telecommunications services. This agreement expires in September 2000. The Company intends to extend the agreement upon expiration.

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain executive officers (the "Employment Agreements"). Generally, the Employment Agreements provide for a minimum weekly salary. In addition, the employee may participate in a bonus program and shall be eligible to receive quarterly or annual payments of a performance bonus based on the achievement of targeted levels of performance and such other criteria as the board of directors shall establish from time to time. The chief executive officer's Employment Agreement provided for an additional bonus payment on July 1, 1999 and 2000. All unpaid bonuses are included in accrued compensation in the accompanying balance sheets.

     Each of the Employment Agreements has a one year term, and renews daily until either party fixes the remaining term at one year by giving written notice. The Company can terminate each employee upon death or disability (as defined in the Employee Agreements) or with or without cause upon delivery of a notice of termination. If the employee is terminated because of death or disability, the employee or his/her beneficiary is entitled to receive any accrued compensation through the termination date along with any accrued performance bonus. If the employee is terminated without cause, the Company is required to pay the employee severance payments equal to his/her minimum base salary for each week during the six-month period following the termination date. If the employee is a director or officer of the Company or any of its affiliates, the employee must tender his/her resignation to such position effective as of the termination date.

     Pursuant to the Employment Agreements, each employee agrees to maintain the confidentiality of the Company's trade secrets and confidential business information. The employee also agrees for a period of one year following termination or resignation for any reason, not to compete with or solicit employees or customers of the Company or any of its affiliates within a 30-mile radius of the Company's corporate offices. The noncompete period is reduced to six months if the employee is terminated without cause.

     RELATIONSHIP WITH IAS

     Because IAs are classified as independent contractors and not as employees of the Company, the Company is unable to provide them with the same level of direction and oversight as company employees. While the Company has policies and rules in place governing the business conduct of IAs and intends to review periodically the sales practices of its IAs, it may be difficult to enforce such policies and rules. Violation of these policies and rules might reflect negatively on the Company and may lead to complaints to or by various federal and state regulatory authorities. Violation of the Company's policies and rules could subject the Company and its long-distance suppliers to complaints regarding the unauthorized switching of subscribers' long-distance carriers (also known in the industry as "slamming"). Such complaints could have a material adverse effect on the Company's business, financial condition, and results of operations.

     REGULATION OF NETWORK MARKETING AND EFFECT OF STATE LAWS

     The Company's network marketing system is subject to or affected by extensive government regulation, including, without limitation, federal and state regulations governing the offer and sale of business franchises, business opportunities, and securities. Various governmental agencies monitor direct selling activities, and the Company could be required to supply information regarding its marketing plan to such agencies. Although the Company believes that its network marketing system is in material compliance with the laws and regulations relating to direct selling activities, there can be no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's business, financial condition, and results of operations. The Company could also be found to be in noncompliance with existing statutes or regulations as a result of, among other things, misconduct by IAs, over whom the Company has limited control; the ambiguous nature of certain of the regulations; and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that the Company or the IAs are not in compliance with existing statutes or regulations could have a material adverse effect on the Company's business, financial condition, and results of operations. An adverse determination by any one state on any regulatory matter could influence the decisions of regulatory authorities in other jurisdictions.

8.   SHAREHOLDERS' EQUITY

     The Company and certain of its shareholders have entered into a shareholders' agreement whereby the shareholders agreed to certain restrictions on the transfer or other disposition of the shares of common stock held by each holder. In the event a shareholder intends to transfer his/her common stock to a nonpermitted transferee, the Company and the remaining shareholders have a right of first refusal to purchase the transferring shareholder's common stock at fair market value. In addition, if the Company terminates a shareholder's employment or engagement as a sales representative or consultant for cause, the Company has the right to repurchase, at fair market value, an amount of the shareholder's common stock which starts at 100% and declines 20% per year for each completed year of service with the Company. If the right of first refusal or the Company's right to purchase is exercised, these provisions could have the effect of further concentrating the stock ownership and voting power of the Company.

     In May 1997, the Company sold 72,727 shares of common stock to an executive officer for $1.65 per share and accepted as payment a $120,000 note receivable from an affiliate of that individual due on the earlier of (i) May 1, 2002 or (ii) the closing of an underwritten initial public offering with aggregate net proceeds of at least $5,000,000. The note is guaranteed by the executive officer, bears interest at 8.75% per year, is compounded annually, and is classified as a shareholder note receivable in the shareholders' equity section of the balance sheets. During 2000, the shares were returned to the Company and the related receivable was forgiven.

     In August 1997, the Company completed a private placement of shares of common stock at a price of $1.65 per share. Potential investors were required to complete subscription agreements for the common stock and to submit cash at the date of subscription. The Company reserved the right to reject a subscription and to refund amounts to a subscriber at any time prior to the acceptance of the subscription. At June 30, 1997, the Company had received paid subscriptions for 218,181 shares of common stock. However, since these subscriptions had not yet been accepted by the Company and no shares had been issued as of June 30, 1997, amounts received from subscribers are included in stock subscription deposits in the accompanying balance sheet at June 30, 1997. Subsequent to June 30, 1997, the Company accepted these subscriptions and additional subscriptions for 53,014 shares of the common stock.

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

     Additionally, in February 1998, the Company amended and restated its articles of incorporation such that the Company is authorized to issue 20,000,000 and 10,000,000 shares of no par value Common Stock and nonvoting preferred stock (the "Preferred Stock"), respectively. One million shares of the Company's Preferred Stock have been designated as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidation preference of $5.50 per share (as adjusted for any combinations, consolidations, stock distributions, or stock dividends with respect to such shares) plus all declared or accumulated but unpaid dividends. The Series A shareholders have the right to convert each share into a share of Common Stock, pursuant to the articles of incorporation, at any time beginning 14 months after the date of issuance. As of June 30, 2000, there were 992,814 shares of Series A Convertible Preferred Stock outstanding.

     On September 16, 1998, the board of directors adopted the Maxxis Group, Inc. 1998 Stock Option Plan which permits the Company to grant options to purchase shares of Common Stock to company officers, directors, key employees, advisors, and consultants. In December 1998, the board of directors granted options to purchase 59,133 shares of Common Stock at an exercise price of $5.50 per share, the estimated fair value at the date of grant. The options vest based on time as defined in the option agreement. As of June 30, 1999, 20,105 options were vested and exercisable.

     In addition, in December 1998, the board of directors granted options to purchase 6,819 shares of Common Stock at an exercise price of $0 per share. The options vest based on time as defined in the option agreement. As of June 30, 1999, 3,410 options were vested and exercisable. The Company recorded $37,000 of compensation expense for these options for the year ended June 30, 1999. During fiscal 2000, the options were cancelled upon termination of the employee to whom the options were granted, resulting in the reversal of previously recorded compensation expense.

     In 1999, the Company adopted the disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with these provisions of 123, the Company is required to calculate pro forma compensation cost of all stock options granted using an option pricing model. Accordingly, the fair value of the stock option grants the Black-Scholes method using the following assumptions for 1999 and 2000, respectively: a risk-free interest rate of approximately 4.65% and 6.43%, dividend yield of 0%, volatility of 0% and 50%, and an expected life of five years. Using these assumptions, the fair value of the stock options issued at the dates of grant was $70,273 and $55,387 for 1999 and 2000, respectively. Pro forma compensation expense for the years ended June 30, 1999 and 2000 would have been $24,000 and $71,926, respectively.


9.   SALES REPRESENTATIVE AGREEMENTS

     The Company has entered into sales representative agreements (collectively, the "Sales Representative Agreements") with ten independent sales representatives. The Sales Representative Agreements provide for a minimum weekly salary, and quarterly payments of a bonus based on the achievement of targeted levels of performance. Unpaid bonuses are included in accrued compensation in the accompanying balance sheets. Each sales representative is an independent contractor, and the Company does not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

     Each of the Sales Representative Agreements has a term of one year, and the term renews daily until either party fixes the remaining term at one year by giving written notice. The Company can terminate each sales representative upon death or disability (as defined in the Sales Representative Agreements) or with or without cause upon delivery to the sales representative of a notice of termination. If a sales representative is terminated, the sales representative will receive any accrued fees through the termination date and any accrued performance bonus, unless the sales representative is terminated for cause. If the sales representative is a director or officer of the Company or any of its affiliates, the sales representative shall tender his resignation to such position effective as of the termination date. Under the Sales Representative Agreements, each sales representative agrees to maintain the confidentiality of the Company's trade secrets and confidential business information.

10.  SEGMENT REPORTING

     The Company is a multilevel network marketing company with continuing operations in three reportable segments: communications, nutritional products, and marketing services.

     The Company's communications services segment markets long-distance services and value-added services, such as travel cards, prepaid phone cards, 800 service, Internet access, Web-page development and hosting services, and international telecommunications service.

     The Company's nutritional products segment distributes a line of private label nutritional and health enhancement products.

     The Company's marketing services segment markets sales aids, distributor kits, marketing materials, and support and training services.

     Included in corporate activities are general and administrative expenses and certain long-term assets related to the corporate group:

                                          COMMUNICATIONS     NUTRITIONAL       MARKETING        CORPORATE
                                             SERVICES         PRODUCTS         SERVICES           GROUP              TOTAL
                                          --------------     -----------      -----------       -----------       ------------
     Year ended June 30, 1998:
        Revenues                           $ 5,293,000       $   526,000      $ 1,172,000       $         0       $  6,991,000
        Gross profit                         3,942,000           232,000          741,000                 0          4,915,000
        Depreciation and amortization           83,000                 0                0            93,000            176,000
        Operating income (loss)                  7,000            22,000          484,000          (607,000)           (94,000)
        Segment assets                         875,000           135,000          142,000           111,000          1,263,000
        Capital expenditures                   185,000                 0                0                 0            185,000

     Year ended June 30, 1999:
        Revenues                             8,416,000         1,371,000        2,557,000                 0         12,344,000
        Gross profit                         6,250,000           709,000        1,610,000                 0          8,569,000
        Depreciation and amortization          388,000             1,000            2,000           110,000            501,000
        Operating income (loss)               (328,000)          129,000         (344,000)         (637,000)         (1,180,00)
        Segment assets                       7,450,000           458,000          298,000            80,000          8,286,000
        Capital expenditures                   598,000             5,000           13,000            25,000            641,000

     Year ended June 30, 2000:
        Revenues                             9,646,000        17,003,000        2,484,000                 0         29,133,000
        Gross profit                         4,354,000        13,600,000        1,965,000                 0         19,919,000
        Depreciation and amortization        1,215,000             4,000           27,000           215,000          1,461,000
        Operating income (loss)                532,000        12,591,000       (9,499,000)       (1,980,000)         1,644,000
        Segment assets                       3,151,000         7,358,000          766,000         1,392,000         12,667,000
        Capital expenditures                   273,000            24,000           62,000            75,000            434,000