Form 10-Q
period 2000-09-30
MAXXIS GROUP INC
filed 2000-12-29
CIK 1045703

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______, 19__.

                        Commission File Number: 333-38623

                            -----------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at December 26, 2000

    Common Stock, no par value                          1,624,516


================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q


                                                                                              PAGE
                                                                                              ----
PART I                FINANCIAL INFORMATION

            Item 1.   Financial Statements...............................................      3

                      Condensed Consolidated Balance Sheets as of
                      September 30, 2000 and June 30, 2000 (Unaudited)...................      3

                      Condensed Consolidated Income Statements for the
                      Three Months ended September 30, 1999 and 2000 (Unaudited).........      4

                      Condensed Consolidated Statements of Cash Flows for the
                      Three Months ended September 30, 1999 and 2000 (Unaudited).........      5

                      Notes to Condensed Consolidated Financial
                      Statements (Unaudited).............................................      6

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................      8

            Item 3.   Quantitative and Qualitative Disclosure About
                      Market Risks.......................................................     13

PART II               OTHER INFORMATION

            Item 1.   Legal Proceedings..................................................     13

            Item 4.   Submission of Matters to a Vote of Security Holders................     13

            Item 6.   Exhibits and Reports on Form 8-K...................................     14

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30, 2000         JUNE 30, 2000
                                                                                   ------------------         -------------
                                     ASSETS

Current assets:
   Cash ........................................................................      $  1,860,000             $  4,867,000
   Short-term investments ......................................................                --                       --
   Accounts receivable, net of allowance for doubtful
     accounts of $1,042,000 and $931,000, respectively .........................         1,096,000                1,081,000
   Inventories, net ............................................................         1,818,000                1,093,000
   Prepaid expenses and other current assets ...................................           160,000                  237,000
                                                                                      ------------             ------------
     Total current assets ......................................................         4,934,000                7,278,000

Property and equipment, net ....................................................         4,824,000                5,000,000
Capitalized software development costs, net ....................................           407,000                  358,000
Other assets ...................................................................             5,000                   31,000
                                                                                      ------------             ------------
         Total assets ..........................................................      $ 10,170,000             $ 12,667,000
                                                                                      ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................      $    431,000             $    814,000
   Commissions payable .........................................................            72,000                  160,000
   Accrued compensation ........................................................            41,000                  756,000
   Taxes payable ...............................................................            83,000                  177,000
   Current maturities of long-term capital lease obligations ...................           974,000                  974,000
   Accrued liabilities .........................................................            33,000                1,013,000
   Deferred revenue ............................................................           504,000                  678,000
                                                                                      ------------             ------------
     Total current liabilities .................................................         2,138,000                4,572,000

Long-term liabilities:
   Line of credit ..............................................................                --                   65,000
   Long-term lease obligations .................................................         2,868,000                3,107,000
                                                                                      ------------             ------------
     Total long-term liabilities ...............................................         2,868,000                3,172,000
                                                                                      ------------             ------------

Shareholders' deficit:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     100,000 shares designated as Series A Convertible Preferred
     Stock of which 295,450 and 36,359 shares are issued and
     outstanding, respectively .................................................         5,609,000                5,141,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,544,910 and 1,571,187 shares issued and outstanding, respectively .......           455,000                  455,000
   Accumulated deficit .........................................................          (900,000)                (673,000)
                                                                                      ------------             ------------
     Total shareholders' equity ................................................         5,164,000                4,923,000
                                                                                      ------------             ------------
         Total liabilities and shareholders' equity ............................      $ 10,170,000             $ 12,667,000
                                                                                      ============             ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

                      MAXXIS GROUP, INC. AND SUBSIDIAIRIES
                         CONSOLIDATED INCOME STATEMENTS
                               THREE MONTHS ENDED
                                   (UNAUDITED)

                                                               SEPTEMBER 30, 1999       SEPTEMBER 30, 2000
                                                               ------------------       ------------------
Revenues:
Telecommunication services ............................           $  3,034,000             $  1,057,000
Nutritional products ..................................                423,000                1,259,000
Marketing services ....................................                863,000                1,022,000
                                                                  ------------             ------------
     Total revenues ...................................              4,320,000                3,338,000
                                                                  ------------             ------------

Cost of services:
Telecommunication services ............................              1,470,000                1,032,000
Nutritional services ..................................                167,000                  362,000
Marketing services ....................................                253,000                  137,000
                                                                  ------------             ------------
     Total cost of services ...........................              1,890,000                1,531,000
                                                                  ------------             ------------

     Gross Margin .....................................              2,430,000                1,807,000
                                                                  ------------             ------------

Operating expenses:
Selling and marketing .................................              1,768,000                  881,000
General and administrative ............................              1,354,000                1,132,000
                                                                  ------------             ------------
Total operating expenses ..............................              3,122,000                2,013,000
                                                                  ------------             ------------
    Operating Income ..................................               (692,000)                (206,000)

Interest Income (Expense), net ........................               (188,000)                 (46,000)
                                                                  ------------             ------------

LOSS BEFORE INCOME TAXES ..............................               (880,000)                (252,000)

PROVISION FOR INCOME TAXES ............................                     --                       --
                                                                  ------------             ------------


NET LOSS ..............................................               (880,000)                (252,000)
                                                                  ============             ============

NET LOSS PER SHARE ....................................           $      (0.54)            $      (0.16)
                                                                  ============             ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING ...............................              1,617,637                1,546,919
                                                                  ============             ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                        1999                  2000
                                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................         $   (880,000)         $   (252,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ........................................              348,000               176,000
     Changes in assets and liabilities:
       Communications receivable ..........................................              193,000
       Accounts receivable ................................................             (571,000)              (15,000)
       Inventories ........................................................               27,000              (725,000)
       Prepaid expenses ...................................................               78,000                66,000
       Other assets .......................................................             (120,000)               37,000
       Accounts payable ...................................................              648,000              (383,000)
       Commissions payable ................................................               43,000               (88,000)
       Taxes payable ......................................................              180,000               (94,000)
       Accrued compensation and accrued liabilities .......................              135,000            (1,695,000)
       Deferred revenue ...................................................               59,000              (174,000)
                                                                                    ------------          ------------
         Total adjustments ................................................            1,020,000            (2,895,000)
                                                                                    ------------          ------------
              Net cash provided (used) in operating activities ............              140,000            (3,147,000)
                                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................              (52,000)                   --
   Software development costs .............................................              (90,000)              (49,000)
                                                                                    ------------          ------------
              Net cash used in investing activities .......................             (142,000)              (49,000)
                                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from subscriptions for preferred stock ........................            1,425,000                    --
   Proceeds from subscriptions for common stock ...........................                   --               493,000
   Proceeds from (payments on) line of credit .............................           (1,390,000)              (65,000)
   Payments on capital lease obligations ..................................              (52,000)             (239,000)
                                                                                    ------------          ------------
              Net cash used in financing activities .......................              (17,000)              189,000
                                                                                    ------------          ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS ...............................              (19,000)           (3,007,000)
CASH AND CASH EQUIVALENTS, beginning of the period ........................               20,000             4,867,000
                                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, end of the period ..............................         $      1,000             1,860,000
                                                                                    ------------          ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES OF
  NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred .....................................         $  5,759,000          $  3,842,000
                                                                                    ------------          ------------
   Treasury stock received ................................................         $    120,000                    --
   Conversion of amounts owed under line of credit ........................         $  1,425,000                    --
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

         We have a limited operating history, and our operations are subject to the risks inherent in the establishment of any new business. Since we only recently made the transition to an operating company, our ability to manage our growth and expansion will require us to implement and continually expand our operational and financial systems, recruit additional IAs, and train and manage both current and new IAs. Growth may place a significant strain on our operational resources and systems, and failure to effectively manage any such growth might have a material adverse effect on our business, financial condition, and results of operations.

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2000 and the results of our operations and our cash flows for the three-month periods ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                              SEPTEMBER 30,           JUNE 30,
                                                 2000                   2000
                                              -------------          ----------
         Prepaid phone cards................   $   96,000            $  133,000
         Sales aids.........................      619,000               310,000
         Nutritional products...............    1,103,000               650,000
                                               ----------            ----------
                                               $1,818,000            $1,093,000
                                               ==========            ==========

4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, we entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the September 30, 2000 consolidated balance sheet at a gross book value of approximately $5,759,000.

5.       SEGMENT REPORTING

         We are a multi-level network marketing company that currently sells communications and nutrition products through our network of IAs.

         The Communications segment of our business provides and distributes 1-Plus long distance services, prepaid phone cards, internet service and provides the hosting of web pages for Maxxis 2000 distributors. Our Nutrition division distributes private label nutritional and health enhancement products to our IAs. Our Marketing Services segment provides sales aids, product fulfillment, and promotional materials and provides other support services such as conducting our annual marketing summit meeting and other training meetings.

         The Corporate Group segment of our business provides our administrative, financial and legal support services.

         Segment information for the three month periods ended September 30, 1999 and 2000 are as follows:

                                                 COMMUNICATIONS     NUTRITIONAL        MARKETING      CORPORATE
                                                    SERVICES         PRODUCTS          SERVICES          GROUP          TOTAL
                                                 --------------     -----------       -----------     -----------     -----------
          September 30, 1999
             Net revenues ...................      $ 3,034,000      $   423,000       $   863,000     $               $ 4,320,000
             Operating income (loss)  .......         (840,000)         (22,000)          501,000        (331,000)       (692,000)

          September 30, 2000
             Net revenues ...................      $ 1,057,000      $ 1,259,000       $ 1,022,000     $        --     $ 3,338,000
             Operating income (loss)  .......         (506,000)         849,000          (235,000)       (314,000)       (206,000)

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

         We conduct marketing activities exclusively through our network of IAs. We believe that IAs are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because our IAs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork and have a flexible work schedule. We encourage IAs to market services and products to persons with whom the IAs have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsor meetings which current IAs are encouraged to bring in others for an introduction to our marketing system. Our multi-level network marketing system and our reliance upon IAs are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system will continue to build a base of potential customers for additional services and products.

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: sales of prepaid phone cards to our IAs; commissions, fees and revenues generated from our long distance customers; and subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees from the local exchange carriers, there is generally a delay of up to three to four months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive commissions from such customer's usage. In the future, we believe that revenues generated on the sales of 1-Plus long distance services will constitute a decreasing percentage of our total revenues.

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

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             ---------------------
                                                                             1999             2000
                                                                             ----             ----
               Net revenues:
                  Communications services ............................         70%              32%
                  Nutritional products ...............................         10               38
                  Marketing services .................................         20               30
                                                                             ----             ----
                    Total net revenues ...............................        100%             100%
                                                                             ====             ====

               Cost of services:
                  Communications services ............................         34%              31%
                  Nutritional products ...............................          4               11
                  Marketing services .................................          6                4
                                                                             ----             ----
                    Total cost of services ...........................         44               46

               Operating expenses:
                  Selling and marketing ..............................         41               26
                  General and administrative .........................         31               34
                                                                             ----             ----
                    Total operating expenses .........................         72%              60%
                                                                             ====             ====

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues declined $982,000, or 16%, to $3.3 million for the three months ended September 30, 2000 from $4.3 million for the same period in 1999. The decline in total net revenues was primarily due to a reduction in the number of IAs enrolled in the Maxxis marketing network for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

         Communications services revenues declined $2.0 million, or 65%, to $1.0 million for the three months ended September 30, 2000 from $3.0 million for the same period in 1999. This decrease was primarily due to fewer prepaid phone card sales.

         Nutritional products revenues were $1.3 million for the three months ended September 30, 2000 as compared to $423,000 for the three months ended September 30, 1999. This 198% increase was largely due to an increased number of repeat users of our nutrition products.

         Marketing services revenues increased $159,000, or 18%, to $1.0 million for the three months ended September 30, 2000 from $863,000 million for the same period in 1999.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended September 30, 2000 was $1.5 million, or 46% of total net revenues, as compared to $1.9 million, or 44% of total net revenues, for the same period in 1999. The higher cost of services as a percentage of net revenues is primarily the result of establishing Maxxis Communications as a facilities based carrier of long distance telephone services including the costs of operating the Maxxis Switch.

         Communications services cost was $1.0 million, or 31% of total net revenues, for the three months ended September 30, 2000, as compared to $1.5 million, or 34% of total net revenues, for the same period in 1999. This decrease as a percentage of total net revenues was due mainly to fewer phone customers that resulted in lower network costs. Nutritional products cost was $362,000, or 11% of total net revenues, for the three months ended September 30, 2000, as compared to $167,000, or 4% of total net revenues, for the three months ended September 30, 1999. Marketing services cost was $137,000, or 4% of total net revenues, for the three months ended September 30, 2000 as compared to $253,000, or 6% of total net revenues, for the same period in 1999.

         Gross Margin. Gross margin declined to $1.8 million for the three months ended September 30, 2000 from $2.4 million for the same period in 1999. As a percentage of total net revenues, gross margin decreased to 54% from 56% over those respective periods.

         Operating Expenses. For the three months ended September 30, 2000, selling and marketing expenses were $881,000, or 26% of total net revenues, as compared with $1.8 million, or 41% of total net revenues, for the same period in 1999. General and administrative expenses were $1.1 million, or 34% of total net revenues, for the three months ended September 30, 2000, as compared to $1.4 million, or 31% of total net revenues, for the same period in 1999.

         Income Taxes. No provision for income taxes was required in the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended September 30, 2000, cash used by operating activities was $3.1 million as compared to $140,000 provided by operating activities for the same period in 1999. Operating activities for the three months ended September 30, 2000 included $252,000 of net loss and $2.9 million of changes in assets and liabilities consisting primarily of a $1.7 million decrease in accounts payable and accrued liabilities and a $725,000 increase in inventories.

         Cash used in investing activities was $49,000 for the three months ended September 30, 2000, as compared to $142,000 for the same period in 1999. Investing activities for the three months ended September 30, 1999 consisted primarily of purchases of computer software and hardware.

         Cash provided from financing activities was $189,000 for the three months ended September 30, 2000, as compared to $17,000 used in the same period in 1999.

         As of September 30, 2000, we had cash of $1.9 million and a working capital surplus of $2.8 million as compared to cash of $4.9 million and a working capital surplus of $2.7 million as of June 30, 2000.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to the intent, belief or the current expectations of Maxxis, its directors or its officers with respect to, among other things: (i) Maxxis' financing plans, including our ability to obtain financing in the future; (ii) trends affecting our financial condition or results of operations, including those related to Year 2000 issues; (iii) our growth and operating strategy; (iv) our anticipated capital needs and anticipated capital expenditures; and (v) projected outcomes and effects on us of potential litigation and investigations concerning us. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of: (i) factors affecting the availability, terms and cost of capital; risks associated with meeting lease obligations and obtaining necessary regulatory approvals in connection with the Maxxis Switch; competitive factors and pricing pressures; general economic conditions; the failure of the market demand for our products and services to be commensurate with management's expectations or past experience; the impact of present or future laws and regulations on the our business; changes in operating expenses or the failure of operating expenses to be consistent with management's expectations; and the difficulty of accurately predicting the outcome and effect of certain matters, such as matters involving potential litigation and investigations; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our filings with the Securities and Exchange Commission (the "Commission"), including the "Risk Factors" section of the Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (Registration number (333-38623), as declared effective by the Commission on January 5, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2000 Annual Meeting of shareholders was held on November 13, 2000 to: (i) elect three directors to serve on our Board of Directors, each for a three-year term; and (ii) ratify the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending June 30, 2000.

         Election of Directors. The shareholders were asked to re-elect Terry Harris to our Board of Directors, each for a three-year term. A total of 1,050,660 (or 68% of the eligible votes) shares were cast for the election of Mr. Harris, 0 votes were cast against and there were 50 abstentions. Consequently, Mr. Harris was re-elected to the Board. In addition to the foregoing, the following persons continue to serve as directors: Thomas O. Cordy; Alvin Curry, Jr.; Larry W. Gates, II; Robert J. Glover; and Ivey J. Stokes.

         Accountants. The shareholders were asked to ratify the appointment by the Board of Directors of the firm of Arthur Andersen LLP as our independent public accountants for the fiscal year ending June 30, 2001. A total of 68%, or 1,050,660 votes were cast for the ratification of Arthur Andersen LLP.

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

--------------

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

                               MAXXIS GROUP, INC.



December 29, 2000              /s/ Ivey J. Stokes
                               ------------------------------------------------
                               Ivey J. Stokes
                               Chairman, President and Chief Executive Officer
                               (Principal executive officer)



December 29, 2000              /s/ DeChane Cameron
                               ------------------------------------------------
                               DeChane Cameron
                               Chief Financial Officer
                               (Principal financial and accounting officer)