Form 10-Q
period 2000-12-31
MAXXIS GROUP INC
filed 2001-03-13
CIK 1045703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

                                       Or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                             ------------
         -----------, -----.

                        Commission File Number: 333-38623

                               ------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at March 1, 2001

    Common Stock, no par value                     1,814,743

================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                            PAGE
                                                                                                            ----

PART I                          FINANCIAL INFORMATION

               Item 1.          Financial Statements (Unaudited)

                                Condensed Consolidated Balance Sheets as of
                                December 31, 2000 (Unaudited) and June 30, 2000........................       3

                                Condensed Consolidated Statements of Operations for the
                                Three  Months  and Six  Months  ended  December  31, 1999 and 2000
                                (Unaudited)............................................................       4

                                Condensed Consolidated Statements of Cash Flows for the
                                Six Months ended December 31, 1999 and 2000 (Unaudited)................       5

                                Notes to Condensed Consolidated Financial
                                Statements (Unaudited).................................................       6

               Item 2.          Management's Discussion and Analysis of Financial
                                Condition and Results of Operations....................................       8

               Item 3.          Quantitative and Qualitative Disclosure About
                                Market Risks..........................................................       14

PART II                         OTHER INFORMATION

               Item 1.          Legal Proceedings......................................................      14

               Item 5.          Other Information......................................................      14

               Item 6.          Exhibits and Reports on Form 8-K.......................................      15

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31, 2000    JUNE 30, 2000
                                                                         -----------------    -------------
                                                                            (UNAUDITED)

                                                      ASSETS

Current assets:
   Cash ..............................................................      $    667,000      $  4,867,000

   Accounts receivable, net of allowance for
     doubtful accounts of $1,052,017 and $2,008,441 ..................         1,233,000         1,081,000
   Inventory .........................................................         1,471,000         1,093,000
   Prepaid expenses ..................................................           480,000           237,000
     Total current assets ............................................         3,851,000         7,278,000

Property and equipment, net ..........................................         4,525,000         5,000,000
Capitalized software development costs, net ..........................           391,000           358,000
Other assets .........................................................             5,000            31,000
                                                                            ------------      ------------
         Total assets ................................................      $  8,772,000      $ 12,667,000
                                                                            ============      ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................      $    208,000      $    814,000
   Commissions payable ...............................................            72,000           160,000
   Accrued compensation ..............................................            75,000           756,000
   Taxes payable .....................................................           168,000           177,000
   Current maturities of long-term capital lease obligations .........           507,000           974,000
   Accrued liabilities ...............................................           104,000           813,000
   Deferred revenue ..................................................           506,000           878,000
                                                                            ------------      ------------
     Total current liabilities .......................................         1,640,000         4,572,000

Long-term liabilities:
   Line of credit ....................................................                --            65,000
   Long-term lease obligations .......................................         3,098,000         3,107,000
                                                                            ------------      ------------
     Total long-term liabilities .....................................         3,098,000         3,172,000

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 992,814 shares are issued and outstanding ........         5,939,000         5,141,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,814,743 shares issued and outstanding .........................           570,000           455,000
   Accumulated earnings (deficit) ....................................        (2,475,000)         (673,000)
                                                                            ------------      ------------
     Total shareholders' equity (deficit) ............................         4,034,000         4,923,000
                                                                            ------------      ------------
         Total liabilities and shareholders' equity ..................      $  8,772,000      $ 12,667,000
                                                                            ============      ============

  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 DECEMBER 31,                        DECEMBER 31,
                                                        ------------------------------      ------------------------------
                                                            1999              2000              1999              2000
                                                        ------------      ------------      ------------      ------------

Net revenues:
   Communications services .......................      $  2,189,000         1,079,000      $  5,223,000         2,136,000
   Nutritional products ..........................           692,000           534,000         1,115,000         1,793,000
   Marketing services ............................           412,000           802,000         1,275,000         1,824,000
                                                        ------------      ------------      ------------      ------------
     Total net revenues ..........................         3,293,000         2,415,000         7,613,000         5,753,000
                                                        ------------      ------------      ------------      ------------

Cost of services:
   Communications services .......................         1,256,000           643,000         2,726,000         1,675,000
   Nutritional products ..........................           162,000           204,000           329,000           566,000
   Marketing services ............................           141,000           185,000           394,000           322,000
                                                        ------------      ------------      ------------      ------------
     Total cost of services ......................         1,559,000         1,032,000         3,449,000         2,563,000
                                                        ------------      ------------      ------------      ------------
Gross margin .....................................         1,734,000         1,383,000         4,164,000         3,190,000
                                                        ------------      ------------      ------------      ------------
Operating expenses:
   Selling and marketing .........................           796,000         1,560,000         2,564,000         2,411,000
   General and administrative ....................         1,427,000         1,275,000         2,781,000         2,407,000
                                                        ------------      ------------      ------------      ------------
     Total operating expenses ....................         2,223,000         2,835,000         5,345,000         4,848,000
                                                        ------------      ------------      ------------      ------------

Operating income (loss) ..........................          (489,000)       (1,452,000)       (1,181,000)       (1,658,000)
Interest income (expense) ........................          (143,000)           (8,000)         (331,000)          (54,000)
                                                        ------------      ------------      ------------      ------------
Income (loss) before income taxes ................          (632,000)       (1,460,000)       (1,512,000)       (1,712,000)
Provision (benefit) for income taxes .............                --                --                --                --
                                                        ------------      ------------      ------------      ------------
Net income (loss) ................................      $   (632,000)       (1,460,000)     $ (1,512,000)       (1,712,000)
                                                        ============      ============      ============      ============

Income (loss) per share:
   Basic .........................................      $      (0.41)             (.80)     $      (0.96)            (1.03)
                                                        ============      ============      ============      ============
   Diluted .......................................      $      (0.41)             (.80)     $      (0.96)            (1.03)
                                                        ============      ============      ============      ============

Weighted average number of shares outstanding:
   Basic .........................................         1,541,500         1,823,743         1,581,274         1,622,262
                                                        ============      ============      ============      ============
   Diluted .......................................         1,541,500         1,823,743         1,581,274         1,622,262
                                                        ============      ============      ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                1999              2000
                                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................      $ (1,512,000)     $ (1,712,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................           699,000           475,000
     Compensation expense related to stock options ...................                --                --
     Changes in assets and liabilities:
       Accounts receivables ..........................................          (198,000)         (154,000)
       Inventories ...................................................          (145,000)         (378,000)
       Prepaid expenses ..............................................            73,000          (254,000)
       Other assets ..................................................          (133,000)           37,000
       Accounts payable ..............................................          (128,000)         (606,000)
       Commissions payable ...........................................          (233,000)          (88,000)
       Taxes payable .................................................           186,000            (9,000)
       Accrued liabilities ...........................................            99,000        (1,590,000)
       Deferred revenue ..............................................            98,000          (171,000)
                                                                            ------------      ------------
         Total adjustments ...........................................           318,000        (2,738,000)
                                                                            ------------      ------------
              Net cash provided (used) by operating activities .......        (1,194,000)       (4,450,000)
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................           (84,000)               --
   Software development costs ........................................          (168,000)          (33,000)
   Purchase of equity investment .....................................                --                --
                                                                            ------------      ------------
              Net cash used by investing activities ..................          (252,000)          (33,000)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of preferred stock .........................         1,425,000           824,000
   Proceeds from preferred stock subscriptions .......................         1,987,000                --
   Payments for treasury stock .......................................            (7,000)               --
   Net proceeds (payments) on line of credit .........................        (1,325,000)          (65,000)
   Payments on capital lease obligations .............................          (413,000)         (476,000)
                                                                            ------------      ------------
              Net cash provided by financing activities ..............         1,667,000           283,000
                                                                            ------------      ------------

NET INCREASE IN CASH EQUIVALENTS .....................................           221,000        (4,200,000)
CASH AND CASH EQUIVALENTS, beginning of the period ...................            20,000         4,867,000
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS, end of the period .........................      $    241,000           667,000
                                                                            ============      ============


  The accompanying notes are an integral part of these consolidated statements.

                               MAXXIS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND PRESENTATION

         We were incorporated on January 24, 1997 and are headquartered in Tucker, Georgia. We are a multi-level network marketing company that currently sells communications and nutritional products through our network of Independent Associates ("IAs"). Our principal business operations are carried out through our wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Communications, Inc., each of which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in November 1997. We were founded for the purpose of providing long-distance services, private label nutritional products, and other services and consumable products through a multilevel marketing system of IAs. Our IAs market communications and Internet services and nutritional and health enhancement products. We had 84,825 IAs as of December 31, 2000.

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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of December 31, 2000 and the results of our operations and our cash flows for the three and six month periods ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                                DECEMBER 31,      JUNE 30,
                                                    2000            2000
                                                ------------     ----------

                  Prepaid phone cards .....      $  118,000      $  133,000
                  Sales aids ..............         618,000         310,000
                  Nutritional products ....         735,000         650,000
                                                 ----------      ----------
                                                 $1,471,000      $1,093,000
                                                 ==========      ==========

4.       SEGMENT REPORTING

         The communications segment of our business provides 1-Plus long distance services, distributes prepaid phone cards, provides internet service and provides the hosting of web pages for Maxxis 2000 distributors. Our nutritional products division distributes private label nutritional and health enhancement products to our IAs. Our marketing services segment provides sales aids, product fulfillment, promotional materials and other support services and also conducts our annual marketing summit meeting and other training meetings.

         The Corporate Group segment of our business is largely an overhead function that provides our administrative, financial and legal support services.

         Segment information for the three month periods ended December 31, 2000 and 2001 are as follows:

                                            COMMUNICATIONS    NUTRITIONAL      MARKETING       CORPORATE
                                               SERVICES         PRODUCTS        SERVICES          GROUP           TOTAL
                                            --------------    -----------      ----------      ----------      ------------

         December 31, 1999
            Net revenues ..............      $  2,189,000      $  692,000      $  412,000      $       --      $  3,293,000
            Operating income (loss) ...          (525,000)        179,000         192,000        (335,000)         (489,000)

         December 31, 2000
            Net revenues ..............      $  1,079,000      $  534,000      $  802,000      $       --      $  2,415,000
            Operating income (loss) ...          (649,000)       (321,000)       (482,000)             --        (1,452,000)

         Segment information for the six month periods ended December 31, 1999 and 2000 are as follows:

                                            COMMUNICATIONS     NUTRITIONAL        MARKETING        CORPORATE
                                               SERVICES          PRODUCTS          SERVICES          GROUP            TOTAL
                                            --------------     ------------      ------------      ----------      ------------

         December 31, 1999
            Net revenues ..............      $  5,223,000      $  1,115,000      $  1,275,000      $       --      $  7,613,000
            Operating income (loss) ...        (1,365,000)          157,000           693,000        (666,000)       (1,181,000)

         December 31, 2000
            Net revenues ..............      $  2,136,000      $  1,793,000      $  1,824,000      $       --      $  5,753,000
            Operating income (loss) ...          (616,000)         (517,000)         (526,000)             --        (1,658,000)

5.       LINE OF CREDIT

         The Line of Credit is with the Maxxis Millionaire Society, whose partners are certain members of senior management and significant shareholders of the common stock. Under the Line of Credit, Maxxis may borrow up to $2 million at 10% annual interest.

6.       COMMISSION EXPENSE

         Selling and marketing expense include the commissions that are paid to several levels of IAs on each sale. The amount and recipient of the commission varies depending on the purchaser's position in the IA network. In October 2000, we paid $1.1 million to the Maxxis Millionaire Society to assume their position in the IA network. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society. As the result of this payment, we will no longer pay commissions to the Maxxis Millionaire Society. Commissions paid to the Maxxis Millionaire Society including this one-time payment totaled $92,000 and $1.1 million for the three months and six months ended December 31, 2000 and $0 and $49,000 for the three months and six months ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We market communications and Internet services and nutritional and health enhancement products in the United States through our multi-level network marketing system of IAs. We operate through our subsidiaries: Maxxis 2000; Maxxis Communications; and Maxxis Nutritionals.

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

         We initially built a customer base without committing capital or management resources to construct our own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by our IAs. In September 1998, we entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In January 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network whereby we would directly offer 1-Plus long distance service. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services required to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. We have obtained tariffs and the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. During the period of April through July 1999, we migrated all of our long distance customers and domestic prepaid phone cards from CRC's network to the Maxxis network.

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

         We conduct marketing activities exclusively through our network of IAs. We believes that IAs are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because our IAs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork and have a flexible work schedule. We encourage IAs to market services and products to persons with whom the IAs have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsor meetings at no charge which current IAs are encouraged to bring in others for an introduction to our marketing system. Our multi-level network marketing system and our reliance upon IAs are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system will continue to build a base of potential customers for additional services and products.

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

         Nutritional products revenues include sales of private-label nutritional products, health enhancement products, a weight management program and a skin care system. Marketing services revenues include application fees from IAs and purchases of sales aids by IAs, including distributor kits which consist of forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. To become an independent associate, individuals (other than individuals in North Dakota) must complete an application and purchase a distributor kit. Independent associates also pay an annual non-refundable fee, which we amortize into revenues over the renewal period, in order to maintain their status as an independent associate. Managing Directors ("MDs") must attend continuing education training schools each year. The training fees are recognized at the time the training is received. We do not receive any fees from independent associates for the training provided by MDs or national training directors.

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of usage from third party carriers and the cost of the Maxxis Switch. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) usage of long distance services by customers; (ii) sales of products to new IAs sponsored into Maxxis; and (iii) sales of additional products and services to customers. Commissions are paid to several levels of IAs on each sale. The amount and recipient of the commission varies depending on the purchaser's position in the IA network. These commissions are our largest operating expense. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support our operations and growth.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    DECEMBER 31           DECEMBER 31,
                                                ------------------      ----------------
                                                  1999       2000       1999       2000
                                                  ----       ----       ----       ----

         Net revenues:
            Communications services ........        66%        45%        68%        37%
            Nutritional products ...........        21         22         15         31
            Marketing services .............        13         33         17         32
                                                  ----       ----       ----       ----
              Total net revenues ...........       100%       100%       100%       100%
                                                  ====       ====       ====       ====

         Cost of services:
            Communications services ........        38%        27%        36%        29
            Nutritional products ...........         5          8          4         10
            Marketing services .............         4          8          5          6
                                                  ----       ----       ----       ----
              Total cost of services .......        47%        43%        45%        45%

         Operating expenses:
            Selling and marketing ..........        24%        64%        33%        42%
            General and administrative .....        43         53         37         42
                                                  ----       ----       ----       ----
              Total operating expenses .....        67%       117%        70%        84%
                                                  ====       ====       ====       ====

     THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues decreased $878,000, or 27%, to $2.4 million for the three months ended
December 31, 2000 from $3.3 million for the same period in 1999. The decrease in total net revenues was primarily due to lower communications services revenues. We had 84,825 IA's, as of December 31, 2000, and we had 76,567 IA's as of December 31, 1999.

         Communications services revenues decreased $1.1 million, or 51%, to $1.1 million for the three months ended December 31, 2000 from $2.2 million for the same period in 1999. This decrease was primarily due to a decrease in our traffic usage due to the loss of customers which we believe was related to the competitive environment for communications customers.

         Nutritional products revenues decreased $158,000, or 23% to $534,000 for the three months ended December 31, 2000 as compared to $692,000 for the same period in 1999. The decrease was due to a change in our focus from recruiting to improving our infrastructure for future anticipated growth.

         Marketing services revenues increased $390,000, or 95%, to $802,000 for the three months ended December 31, 2000 from $412,000 for the same period in 1999. The increase is the result of a slightly higher average price on distributor kits.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended December 31, 2000 was $1.0 million, or 43% of total net revenues, as compared to $1.6 million, or 47% of total net revenues, for the same period in 1999. The decrease in total cost of services as a percentage of total net revenues resulted primarily from lower communications services costs.

         Communications services cost was $643,000, or 27% of total net revenues, for the three months ended December 31, 2000, as compared to $1.3 million, or 38% of total net revenues, for the same period in 1999. This decrease as a percentage of total net revenues was due mainly to the fact that we restructured our engineering configuration to lower costs.

         Nutritional products cost was $204,000, or 8% of total net revenues, for the three months ended December 31, 2000 as compared to $162,000, or 5% of total net revenues, for the same period in 1999. The higher nutritional products cost as a percentage of net revenues is primarily due to an increase in our nutritional products cost.

         Marketing services cost was $185,000, or 8% of total net revenues, for the three months ended December 31, 2000 as compared to $141,000, or 4% of total net revenues, for the same period in 1999.

         Gross Margin. Gross margin decreased to $1.4 million for the three months ended December 31, 2000 from $1.7 million for the same period in 1999. As a percentage of total net revenues, gross margin increased to 57% for the three months ended December 31, 2000 from 53% for the three months ended December 31, 1999. The lower gross margins are mainly attributable to lower revenues and increased costs of nutritional and marketing services.

         Operating Expenses. For the three months ended December 31, 2000, total selling and marketing expenses were $1,560,000, or 64% of total net revenues, as compared with $796,000, or 24% of total net revenues, for the same period in 1999. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to lower commissions paid on communications services. Selling and marketing expenses include commissions expense which was $1.5 million, or 63% of total net revenues, for the three months ended
December 31, 2000, as compared to $525,000, or 16% of total net revenues, for the same period in 1999. The increase in commission expenses is largely due to the purchase of the downline of the Maxxis' Millionaire Society for $1.1 million in October 2000. Ivey Stokes, our CEO, and Alvin Curry, our COO, are partners of the Maxxis' Millionaire Society.

         General and administrative expenses were $1.3 million, or 53% of total net revenues, for the three months ended December 31, 2000, as compared to $1.4 million, or 43% of total net revenues, for the same period in 1999. Our general and administrative expenses increased as a percentage of total net revenues primarily because we hired additional personnel, improved our accounting system, and purchased additional warehouse space. Total operating expenses increased to 117% of total net revenues for the three months ended December 31, 2000 from 67% for the same period in 1999.

         Net Loss. The net loss before income taxes for the three months ended December 31, 2000 was $1.5 million as compared to a net loss of $632,000 before income taxes for the same period in 1999. The higher net loss is largely due to the increase in general and administrative expenses from the purchase of the downline of the Maxxis Millionaire Society.

         Income Taxes. Because we had a net loss for the three months ended December 31, 2000, no income tax provision was recorded.

     SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

         Revenues. Total net revenues decreased $1.9 million, or 24%, to $5.8 million for the six months ended December 31, 2000 from $7.6 million for the same period in 1999. The decrease in total net revenues was primarily due to lower communications services revenue.

         Communications services revenues decreased $3.1 million, or 60%, to $2.1 million for the six months ended December 31, 2000 from $5.2 million for the same period in 1999. This decrease was primarily due to a decrease in our traffic usage due to the loss of customers which we believe was related to the competitive environment for communications customers.

         Nutritional products revenues were $1.8 million for the six months ended December 31, 2000 as compared to $1.1 million for the six months ended December 31, 1999. This 61% increase was largely due to an expanded product line and an increased number of repeat users of our nutritional and health enhancement products.

         Marketing services revenues increased $549,000, or 43%, to $1.8 million for the six months ended December 31, 2000 from $1.3 million for the same period in 1999. The increase in marketing services revenues was mainly due to a higher average price on distributor kits.

         Cost of Services. Total cost of services for the six months ended December 31, 2000 was $2.6 million, or 45% of total net revenues, as compared to $3.5 million, or 45% of total net revenues, for the same period in 1999.

         Communications services cost was $1.7 million, or 29% of total net revenues, for the six months ended December 31, 2000, as compared to $2.7 million, or 36% of total net revenues, for the same period in 1999. This decrease as a percentage of total net revenues was due mainly to the expenses associated with the Maxxis Switch and our operation as a tariffed facilities-based provider of telecommunications services for the six months ended December 31, 2000. During the same period in 1999, we earned commissions for enrolling customers in 1-Plus long distance service provided by CRC and incurred a negligible amount of cost of services. Consequently, for the six months ended December 31, 2000, costs associated with operating the Maxxis Switch and network services are included in cost of services whereas these costs were not included in the comparable 1998 period.

         Nutritional products cost was $566,000, or 10% of total net revenues, for the six months ended December 31, 2000, as compared to $329,000, or 4% of total net revenues, for the six months ended December 31, 1999. The higher nutritional products cost as a percentage of net revenues is primarily due to lower total net revenues and an increased cost of nutritional products.

         Marketing services cost was $322,000, or 6% of total net revenues, for the six months ended December 31, 2000 as compared to $394,000, or 5% of total net revenues, for the same period in 1999. The increase as a percentage of net revenues was due to lower total net revenues.

         Gross Margin. Gross margin declined to $3.2 million for the six months ended December 31, 2000 from $4.2 million for the same period in 1999. Gross margin as a percentage of total net revenues was 55% for the six months ended December 31, 2000 and 55% for the six months ended December 31, 1999.

         Operating Expenses. For the six months ended December 31, 2000, selling and marketing expenses were $2.4 million, or 42% of total net revenues, as compared with $2.6 million, or 33% of total net revenues, for the same period in 1999. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to lower commissions paid on communications services. Selling and marketing expenses include commissions expense which was $2.2 million, or 39% of total net revenues, for the six months ended
December 31, 2000, as compared to $2.3 million, or 30% of total net revenues, for the same period in 1999. The increase in commission expenses is largely due to the purchase of the downline of the Maxxis' Millionaire Society for $1.1 million in October 2000. Ivey Stokes, our CEO, and Alvin Curry, our COO, are partners of the Maxxis' Millionaire Society.

         General and administrative expenses were $2.4 million, or 42% of total net revenues, for the six months ended December 31, 2000, as compared to $2.8 million, or 37% of total net revenues, for the same period in 1999. The increase in our general and administrative expenses as a percentage of total net revenues was due primarily to the improvement of our infrastructure and the purchase of additional warehouse space.

         Income Taxes. Due to our net loss for the six months ended December 31, 2000, no provision for income taxes was required.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended December 31, 2000, the cash used by operating activities was $4.5 million as compared to cash used by operating activities of $1.2 million for the same period in 1999. Operating activities for the six months ended December 31, 2000 included $1.7 million net loss, partly offset by $475,000 of depreciation and amortization.

         Cash used in investing activities was $33,000 for the six months ended December 31, 2000, as compared to $252,000 for the same period in 1999. Investing activities for the six months ended December 31, 2000 consisted primarily of software purchases and expenses that were not capitalized.

         Cash provided by financing activities was $283,000 for the six months ended December 31, 2000, as compared to cash provided by financing activities of $1.7 million for the same period in 1999. Financing activities for the six months ended December 31, 2000 consisted of proceeds from stock and equity transactions.

         As of December 31, 2000, we had cash of $667,000 and working capital deficit of $4.2 million as compared to cash of $2.2 million and a working capital surplus of $4.8 million as of June 30, 2000. As of March 1, 2001, we had cash of $600,000.

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

         We fund our operations and capital expenditures primarily through cash flows from operations, borrowing from our revolving line of credit with the Maxxis Millionaire Society and from time to time, private equity offerings. However, if we do not receive sufficient funds from our operations and equity offering to fund our operations, we may need to raise additional capital from other sources. In addition, any shortfalls in anticipated revenues, increases in expenses or a need to respond to unanticipated competitive pressures could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. Sources of additional capital may include venture capital financing, cash flow from operations, lines of credit and private equity and debt financings. Our cash and financing needs for fiscal 2001 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi level network marketing system. We have not identified financing sources to fund such cash needs in fiscal 2001 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. If additional capital is not available or if we do not generate sufficient cash flows from operations, we will be required to significantly modify the execution strategy of our business plan. If these actions do not result in sufficient funding, we may not be able to continue doing business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At present, we and our officers and directors are subject to a lawsuit in the United States District Court for the Eastern District of Michigan alleging a violation of the Racketeer Influenced and Corrupt Organizations Act. Pursuant to the complaint, plaintiffs allege various and numerous allegations, including conspiracy to violate RICO, common law negligence, gross negligence and intentional infliction of emotional distress, that we feel are without merit. We intend to defend this lawsuit vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  None.

         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MAXXIS GROUP, INC.


March 13, 2001          /s/ Ivey J. Stokes
                        --------------------------------------------------------
                             Ivey J. Stokes
                             Chairman, President and Chief Executive Officer (Principal executive officer)


March 13, 2001          /s/ DeChane Cameron
                        --------------------------------------------------------
                             DeChane Cameron
                             (Principal accounting officer)