Form 10-Q
period 2001-03-31
MAXXIS GROUP INC
filed 2001-07-18
CIK 1045703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ , ____.

                        Commission File Number: 333-38623

                               -----------------

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at June 11, 2001

         Common Stock, no par value                     1,897,464

================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                             PAGE
                                                                                             ----

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 (Unaudited) and June 30, 2000.......................          3

                  Condensed Consolidated Statements of Operations for the
                  Three  Months  and  Nine  Months  ended  March  31,  2001  and 2000
                  (Unaudited)........................................................          4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended March 31, 2001 and 2000 (Unaudited)..............          5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited).............................................          6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................          8

         Item 3.  Quantitative and Qualitative Disclosure About
                   Market Risks......................................................         14

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................         14

         Item 5.  Other Information..................................................         14

         Item 6.  Exhibits and Reports on Form 8-K...................................         14

                  SIGNATURES.........................................................         15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31, 2001      JUNE 30, 2000
                                                                             --------------      -------------
                                                                              (UNAUDITED)

                                         ASSETS

Current assets:
   Cash ..............................................................        $    275,000        $  4,867,000

   Accounts receivable, net of allowance for
     doubtful accounts of $1,062,000 and $931,000 ....................           1,274,000           1,081,000
   Inventory .........................................................           1,440,000           1,093,000
   Prepaid expenses ..................................................             492,000             237,000
                                                                              ------------        ------------
     Total current assets ............................................           3,481,000           7,278,000

Property and equipment, net ..........................................           4,307,000           5,000,000
Capitalized software development costs, net ..........................             404,000             358,000
Other assets .........................................................             110,000              31,000
                                                                              ------------        ------------
         Total assets ................................................        $  8,302,000        $ 12,667,000
                                                                              ============        ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................        $    677,000        $    814,000
   Commissions payable ...............................................              35,000             160,000
   Accrued compensation ..............................................              33,000             756,000
   Taxes payable .....................................................             114,000             177,000
   Current maturities of long-term capital lease obligations .........             968,000             974,000
   Accrued liabilities ...............................................              89,000             813,000
   Deferred revenue ..................................................             418,000             878,000
                                                                              ------------        ------------
     Total current liabilities .......................................           2,334,000           4,572,000

Long-term liabilities:
   Line of credit ....................................................                  --              65,000
   Long-term lease obligations .......................................           2,387,000           3,107,000
                                                                              ------------        ------------
     Total long-term liabilities .....................................           2,387,000           3,172,000

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 757,631 shares are issued and outstanding ........           4,978,000           5,141,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,814,743 shares issued and outstanding .........................           1,928,000             455,000
   Accumulated earnings (deficit) ....................................          (3,325,000)           (673,000)
                                                                              ------------        ------------
     Total shareholders' equity ......................................           3,581,000           4,923,000
                                                                              ------------        ------------
         Total liabilities and shareholders' equity ..................        $  8,302,000        $ 12,667,000
                                                                              ============        ============

  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     MARCH 31,                             MARCH 31,
                                                          ------------------------------        ------------------------------
                                                             2001               2000               2001               2000
                                                          -----------        -----------        -----------        -----------

Net revenues:
   Communications services .......................        $ 1,263,000          2,407,000        $ 3,399,000          7,630,000
   Nutritional products ..........................            594,000          8,245,000          2,387,000          9,360,000
   Marketing services ............................            877,000            665,000          2,701,000          1,940,000
                                                          -----------        -----------        -----------        -----------
     Total net revenues ..........................          2,734,000         11,317,000          8,487,000         18,930,000
                                                          -----------        -----------        -----------        -----------

Cost of services:
   Communications services .......................          1,286,000          1,275,000          2,961,000          4,001,000
   Nutritional products ..........................             58,000          1,401,000            624,000          1,730,000
   Marketing services ............................             29,000            161,000            351,000            555,000
                                                          -----------        -----------        -----------        -----------
     Total cost of services ......................          1,373,000          2,837,000          3,936,000          6,286,000
                                                          -----------        -----------        -----------        -----------
Gross margin .....................................          1,361,000          8,480,000          4,551,000         12,644,000
                                                          -----------        -----------        -----------        -----------
Operating expenses:
   Selling and marketing .........................            829,000          5,103,000          3,268,000          7,667,000
   General and administrative ....................          1,467,000          1,298,000          3,875,000          4,079,000
                                                          -----------        -----------        -----------        -----------
     Total operating expenses ....................          2,296,000          6,401,000          7,143,000         11,746,000
                                                          -----------        -----------        -----------        -----------
Operating income (loss) ..........................           (935,000)         2,079,000         (2,592,000)           898,000
Interest income (expense) ........................             (6,000)          (116,00)            (60,000)          (447,000)
                                                          -----------        -----------        -----------        -----------
Income (loss) before income taxes ................           (941,000)         1,963,000         (2,652,000)           451,000
Provision (benefit) for income taxes .............                 --                 --                 --                 --
                                                          -----------        -----------        -----------        -----------
Net income (loss) ................................        $  (941,000)         1,963,000        $(2,652,000)           451,000
                                                          ===========        ===========        ===========        ===========

Income (loss) per share:
   Basic .........................................        $     (0.52)              1.21        $     (1.55)              0.28
                                                          ===========        ===========        ===========        ===========
   Diluted .......................................        $     (0.52)              1.21        $     (1.55)              0.28
                                                          ===========        ===========        ===========        ===========

Weighted average number of shares outstanding:
   Basic .........................................          1,821,282          1,617,637          1,704,355          1,617,637
                                                          ===========        ===========        ===========        ===========
   Diluted .......................................          1,821,282          1,617,637          1,704,355          1,617,637
                                                          ===========        ===========        ===========        ===========

  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                  2001                2000
                                                                              ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................        $ (2,652,000)       $    451,000
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................             844,000             725,000
     Changes in assets and liabilities:
       Accounts receivable ...........................................            (193,000)            (71,000)
       Inventories ...................................................            (347,000)            179,000
       Prepaid expenses ..............................................            (255,000)           (513,000)
       Other assets ..................................................             (79,000)           (129,000)
       Accounts payable ..............................................            (137,000)            168,000
       Commissions payable ...........................................            (125,000)            125,000
       Taxes payable .................................................             (63,000)            (48,000)
       Accrued liabilities ...........................................          (1,447,000)          1,617,000
       Deferred revenue ..............................................            (460,000)          6,239,000
                                                                              ------------        ------------
         Total adjustments ...........................................          (2,262,000)          8,292,000
                                                                              ------------        ------------
              Net cash provided by (used in) operating activities ....          (4,914,000)          8,743,000
                                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................             (52,000)            (84,000)
   Software development costs ........................................            (145,000)           (168,000)

                                                                              ------------        ------------
              Net cash used by investing activities ..................            (197,000)           (252,000)
                                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ............................           1,473,000                  --
   Proceeds from issuance of preferred stock .........................                  --           5,000,000
   Repurchases of preferred stock ....................................            (163,000)                 --
   Repurchases of common stock .......................................                  --              (7,000)
   Net proceeds (payments) on line of credit .........................             (65,000)         (1,325,000)
   Payments on capital lease obligations .............................            (726,000)         (1,042,000
                                                                              ------------        ------------
              Net cash provided by financing activities ..............             519,000           2,626,000
                                                                              ------------        ------------

NET INCREASE IN CASH EQUIVALENTS .....................................          (4,592,000)         11,117,000
CASH AND CASH EQUIVALENTS, beginning of the period ...................           4,867,000              20,000
                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, end of the period .........................        $    275,000          11,137,000
                                                                              ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Conversion of amounts under line of credit to preferred stock .....           1,425,000                  --

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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2001 and the results of our operations and our cash flows for the three and nine month periods ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                                    MARCH 31,          JUNE 30,
                                                      2001              2000
                                                   ----------        ----------

                  Prepaid phone cards .....        $  104,000        $  133,000
                  Sales aids ..............           693,000           310,000
                  Nutritional products ....           643,000           650,000
                                                   ----------        ----------
                                                   $1,440,000        $1,093,000
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

         Segment information for the three month periods ended March 31, 2000 and 2001 are as follows:

                                            COMMUNICATIONS    NUTRITIONAL    MARKETING     CORPORATE
                                               SERVICES         PRODUCTS      SERVICES       GROUP           TOTAL
                                            --------------    -----------    ---------     ----------     ------------

         March 31, 2000
            Net revenues ..............      $  2,407,000      $8,245,000     $665,000     $       --     $ 11,317,000
            Operating income (loss) ...          (665,000)      2,915,000      193,000       (364,000)       2,079,000

         March 31, 2001
            Net revenues ..............      $  1,263,000      $  594,000     $877,000     $       --     $  2,734,000
            Operating income (loss) ...          (905,000)        171,000      107,000       (308,000)        (935,000)

         Segment information for the nine month periods ended March 31, 2000 and 2001 are as follows:

                                          COMMUNICATIONS   NUTRITIONAL    MARKETING       CORPORATE
                                             SERVICES       PRODUCTS       SERVICES         GROUP           TOTAL
                                          --------------   -----------   ------------    ------------    ------------

         March 31, 2000
            Net revenues ..............    $  7,630,000    $9,360,000    $  1,940,000    $         --    $ 18,930,000
            Operating income (loss) ...      (1,115,000)    4,491,000      (1,448,000)     (1,030,000)        898,000

         March 31, 2001
            Net revenues ..............    $  3,399,000    $2,387,000    $  2,701,000    $         --    $  8,487,000
            Operating income (loss) ...      (1,058,000)      965,000        (333,000)     (2,166,000)     (2,592,000)

5.       LINE OF CREDIT

         The company has a Line of Credit with the Maxxis Millionaire Society, whose partners are members of senior management and significant shareholders of the common stock. Under the Line of Credit, Maxxis may borrow up to $2 million at 10% annual interest. The credit line is ongoing with no expiration date.

6.       COMMISSION EXPENSE

         Selling and marketing expense includes the commissions that are paid to several levels of IAs on each sale. The amount and recipient of the commission varies depending on the purchaser's position in the IA network. In October 2000, we paid $1.1 million to the Maxxis Millionaire Society to assume their position in the IA network. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society. As the result of this payment, we will no longer pay commissions to the Maxxis Millionaire Society.

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

         We initially built a customer base without committing capital or management resources to construct our own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by our IAs. In September 1998, we entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In January 1999, we notified CRC of our intent to terminate our 1-Plus agreement and began a process of migrating our customers to the Maxxis communications network whereby we would directly offer 1-Plus long distance service. At that time, we entered into an agreement with MCI WorldCom to provide us with the necessary private lines, circuits and other network services required to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. We have obtained tariffs and the required regulatory approvals necessary to offer interstate and intrastate long distance service throughout the United States. During the period from April through July 1999, we migrated all of our long distance customers and domestic prepaid phone cards from CRC's network to the Maxxis network.

         In November 1997, we began marketing several private label dietary supplements to our customers and IAs. We also market additional nutritional and health enhancement products that are manufactured by various suppliers. In September 1998, we began providing Internet access and Web-page development and hosting services. Internet access is provided by Maxxis Communications through its agreement with InteReach Internet Services, LLC. Web-page development and hosting services are provided by Maxxis Communications.

         In May 2001, we began conducting Maxxis Wealth Creation Seminars. These seminars are designed to broaden the knowledge and perspective of our IAs on generating wealth. These seminars will also give the IAs a better understanding of Maxxis. We hope that each IA will have a healthy perspective on wealth creation variables.

         We conduct marketing activities exclusively through our network of IAs. We believe that IAs are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because our IAs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork and have a flexible work schedule. We encourage IAs to market services and products to persons with whom the IAs have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsor meetings at no charge where current IAs are encouraged to bring in others for an introduction to our marketing system. Our multi-level network marketing system and our reliance upon IAs are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system will continue to build a base of potential customers for additional services and products.

         We derive our revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of sales of prepaid phone cards to our IAs, usage revenue and fees generated from our long distance customer and subscription fees from our Internet subscribers. Communication revenues in the current and future quarters are expected to continue increasing due to added services in the communication product line.

         Nutritional products revenues include sales of private-label nutritional products, health enhancement products, a weight management program and a skin care system. Marketing services revenues include application fees paid and sales aids purchased by IAs. These sales aids consist of distributor kits containing order forms, promotional brochures, audio and video tapes, marketing materials and presentation materials. To become an independent associate, individuals (other than individuals in North Dakota) must complete an application, purchase a distributor kit, and are required to pay an annual non-refundable fee. These fees are recognized as revenues over the renewal period. Managing Directors ("MDs") must attend continuing education training schools each year. The training fees are recognized at the time the training is received.

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of usage from third party carriers and the cost of operating the Maxxis Switch including depreciation. Nutritional products cost is comprised of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and the cost of providing training to IAs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) usage of long distance services by customers; (ii) sales of products to new IAs sponsored into Maxxis; and (iii) sales of additional products and services to customers. Commissions are paid to several levels of IAs on each sale. The amount and recipient of the commission varies depending on the purchaser's position in the IA network. These commissions represent our largest operating expense. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support our operations.

         We have a limited operating history, and our operations are subject to the risks inherent in the establishment of any new business. There can be no assurance that we will achieve profitability. If we grow rapidly, we will be required to continually expand and modify our operational and financial systems, add additional IAs and new customers, and train and manage both current and new employees and IAs. Such rapid growth would place a significant strain on our operational resources and systems, and the failure to effectively manage any such growth could have a material adverse effect on our business, financial condition and results of operations. However, in recent periods we have not had any growth except in our marketing services segment.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       MARCH 31,               MARCH 31,
                                                   ------------------       -----------------
                                                    2001        2000        2001        2000
                                                    ----        ----        ----        ----

         Net revenues:
            Communications services ........          46%         21%         40%         40%
            Nutritional products ...........          22          73          28          50
            Marketing services .............          32           6          32          10
                                                    ----        ----        ----        ----
              Total net revenues ...........         100%        100%        100%        100%
                                                    ====        ====        ====        ====

         Cost of services:
            Communications services ........          22%         11%         35%         21
            Nutritional products ...........           2          12           7           9
            Marketing services .............           1           2           4           3
                                                    ----        ----        ----        ----
              Total cost of services .......          25%         25%         46%         33%

         Operating expenses:
            Selling and marketing ..........          30%         45%         39%         41%
            General and administrative .....          54          11          46          22
                                                    ----        ----        ----        ----
              Total operating expenses .....          84%         56%         85%         63%
                                                    ====        ====        ====        ====

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services net of any returns of prepaid phone cards, distributor kits or other products. Total net revenues decreased $8.6 million, or 76%, to $2.7 million for the three months ended March 31, 2001 from $11.4 million for the same period in 2000. The decrease in total net revenues was primarily due to a decrease in nutritional sales which resulted because we did not offer a special promotion of our nutritional products during the three months ended March 31, 2001 as we had during the same period in 2000.

         Communications services revenues decreased $1.1 million, or 46%, to $1.3 million for the three months ended March 31, 2001 from $2.4 million for the same period in 2000. This decrease was primarily due to competitive pressures which forced us to charge lower rates to our customers.

         Nutritional products revenues decreased $7.6 million, or 93% to $594,000 for the three months ended March 31, 2001 as compared to $8.2 million for the same period in 2000. The decrease resulted primarily because we did not offer a special promotion of our nutritional products during the three months ended March 31, 2001.

         Marketing services revenues increased $212,000, or 32%, to $877,000 for the three months ended March 31, 2001 from $665,000 for the same period in 2000. The increase resulted primarily because of a higher IA renewal rate for the three months ended March 31, 2001 as compared to the same period last year, and sales of our wealth creation seminars which were initiated earlier this year.

         Cost of Services. Cost of services includes communications services cost, nutritional products cost and marketing services cost. Total cost of services for the three months ended March 31, 2001 was $675,000, or 24% of total net revenues, as compared to $2.8 million, or 25% of total net revenues, for the same period in 2000. The decrease in total cost of services as a percentage of total net revenues resulted primarily because of a shift in our product and services mix from consisting mostly of sales of nutritional products revenues for the three months ended March 31, 2000 to a mix consisting of a higher proportion of total net revenues being generated from communications services and marketing services revenues for the three months ended March 31, 2001.

         Communications services cost was $588,000, or 22% of total net revenues, for the three months ended March 31, 2001, as compared to $1.3 million, or 11% of total net revenues, for the same period in 2000. Our profit margin for communications services increased for the three months ended March 31, 2001 as compared to the same period last year, this increased profit margin percentage is partially offset by the decrease in our total net revenues.

         Nutritional products cost was $58,000, or 2% of total net revenues, for the three months ended March 31, 2001 as compared to $1.4, or 12% of total net revenues, for the same period in 2000. The lower nutritional products cost as a percentage of net revenues for the three months ended March 31, 2001 resulted primarily because we were able to meet a significant portion of those sales with existing nutritional products inventory and were able to purchase nutritional products inventory at lower costs compared to the same period in 2000.

         Marketing services cost was $29,000, or 1% of total net revenues, for the three months ended March 31, 2001 as compared to $161,000, or 2% of total net revenues, for the same period in 2000.

         Gross Margin. Gross margin decreased to $2.1 million for the three months ended March 31, 2001 from $8.4 million for the same period in 2000. Gross margin increased as a percentage of total net revenues to 76% for the three months ended March 31, 2001 from 75% for the three months ended March 31, 2000. The higher gross margin as a percentage of total net revenues is primarily attributable to improved profit margins in each of our communications services, nutritional products and marketing services segments. However, the effect of the improved profit margins as a percentage of total net revenues for the three months ended March 31, 2001 was partially offset by our lower total net revenues and by a higher proportion of our revenues being generated in communications services as compared to the same period last year.

         Operating Expenses. For the three months ended March 31, 2001, total selling and marketing expenses were $829,000, or 30% of total net revenues, as compared with $5.1 million, or 45% of total net revenues, for the same period in 2000. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to lower commissions expenses which resulted because of lower sales for this period.

         General and administrative expenses were $1.5 million, or 54% of total net revenues, for the three months ended March 31, 2000, as compared to $1.3 million, or 11% of total net revenues, for the same period in 2000. Our general and administrative expenses increased as a percentage of total net revenues for the three months ended March 31, 2001 primarily because a substantial portion of our general and administrative expenses are fixed costs and our total net revenues decreased as compared to the same period last year. Total operating expenses increased to 84% of total net revenues for the three months ended March 31, 2001 from 56% for the same period in 2000.

         Net Loss. The net loss before income taxes for the three months ended March 31, 2001 was $243,000 as compared to a net profit of $2.0 million before income taxes for the same period last year. The higher net loss is primarily attributable to the fixed nature of a substantial portion of our general and administrative costs.

         Income Taxes. Because we had a net taxable loss for the three months ended March 31, 2001, no income tax provision was recorded. No benefit for tax losses was recognized due to uncertainty surrounding future ability to generate taxable income sufficient to utilize net operating loss carryforwards.

     NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31,
     2000

         Revenues. Total net revenues decreased $10.4 million, or 55%, to $8.5 million for the nine months ended March 31, 2001 from $18.9 million for the same period in 2000. The decrease in total net revenues was due primarily to a decrease in nutritional products sales which resulted because we did not offer a special promotion of our nutritional products for the nine months ended March 31, 2001 as we had during the same period in 2000.

         Communications services revenues decreased $4.2 million, or 55%, to $3.4 million for the nine months ended March 31, 2001 from $7.6 million for the same period in 2000 primarily due to competitive pressures which forced us to charge lower rates to our customers.

         Nutritional products revenues decreased $7.0 million, or 74%, to $2.4 million for the nine months ended March 31, 2001 compared to $9.4 million for the same period in 2000. The decrease resulted primarily because we did not offer a special promotion of our nutritional products for this period.

         Marketing services revenues increased $800,000, or 42%, to $2.7 million for the nine months ended March 31, 2001 from $1.9 million for the same period in 2000. The increase resulted primarily because of a higher IA renewal rate for the nine months ended March 31, 2001 as compared to the same period last year, and sales of our wealth creation seminars which were initiated earlier this year.

         Cost of Services. Total cost of services for the nine months ended March 31, 2001 was $3.9 million, or 46% of total net revenues, compared to $6.3 million, or 33% of total net revenues, for the same period in 2000. The increase as a percentage of total net revenues for the nine months ended March 31, 2001 resulted primarily because of competitive pressures on us to lower the prices of our communications services and because a greater portion of our revenues were generated from communications services compared to the same period in 2000.

         Communications services cost was $2.9 million, or 35% of total net revenues, for the nine months ended March 31, 2001, as compared to $4.0 million, or 21% of total net revenues, for the same period in 2000. The increase as a percentage of total net revenues for the nine months ended March 31, 2001 is primarily due to our lower total net revenues resulting from decreased 1-Plus long distance rates as compared to the same period last year.

         Nutritional products cost was $624,000, or 7% of total net revenues, for the nine months ended March 31, 2001, as compared to $1.7 million, or 9% of total net revenues, for the same period in 2000. The lower nutritional products cost as a percentage of total net revenues for the nine months ended March 31, 2001 resulted primarily because we were able to purchase our additional nutritional products inventory requirements at lower costs as compared to the same period last year.

         Marketing services cost was $351,000, or 4% of total net revenues, for the nine months ended March 31, 2001 as compared to $555,000, or 3% of total net revenues, for the same period in 2000. The decrease in marketing services cost as a percentage of total net revenues was primarily due to lower commission expense which is a direct result of our decreased total net revenues for the period.

         Gross Margin. Gross margin declined to $4.5 million for the nine months ended March 31, 2001 from $12.6 million for the same period in 2000. Gross margin as a percentage of total net revenues was 54% for the nine months ended March 31, 2001 and 67% for the same period in 2000.

         Operating Expenses. For the nine months ended March 31, 2001, selling and marketing expenses were $3.2 million, or 38% of total net revenues, as compared with $7.7 million, or 41% of total net revenues, for the same period in 2000. The decrease in selling and marketing expenses as a percentage of total net revenues is primarily due to lower commissions expenses which resulted because of lower sales for this period.

         General and administrative expenses were $3.9 million, or 46% of total net revenues, for the nine months ended March 31, 2001, as compared to $4.1 million, or 22% of total net revenues, for the same period in 2000. Our general and administrative expenses increased as a percentage of total net revenues for the nine months ended March 31, 2001 primarily because a substantial portion of our general and administrative expenses are fixed costs and our total net revenues decreased as compared to the same period last year. However, we reduced our general and administrative expenses $200,000 through the reduction of employees.

         Net Loss. The net loss before income taxes for the nine months ended March 31, 2001 was $2,652,000 as compared to a net profit of $451,000 before income taxes for the same period in 2000. Our net loss for this period is largely due to our lower net revenues and certain costs which remain constant for this period.

         Income Taxes. Due to our net loss for the nine months ended March 31, 2001, no provision for income taxes was required.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended March 31, 2001, the cash used in operating activities was $4.9 million as compared to cash provided by operating activities of $8.7 million for the same period in 2000. Operating activities for the nine months ended March 31, 2001 included $2.65 million net loss and a decrease of $1.6 million in working capital, which was partially offset by $844,000 of depreciation and amortization.

         Cash used in investing activities was $197,000 for the nine months ended March 31, 2001, as compared to $252,000 for the same period in 2000. Investing activities for the nine months ended March 31, 2001 included consulting expenditures and infrastructure costs relating to our network.

         Cash provided by financing activities was $519,000 for the nine months ended March 31, 2001, as compared to cash provided by financing activities of $2.6 million for the same period in 2000. Financing activities for the nine months ended March 31, 2001 consisted of payments on the Maxxis Switch, sale of common stock and repurchases of preferred stock.

         As of March 31, 2001, we had cash of $275,000 and working capital surplus of $1.1 million as compared to cash of $4.9 million and a working capital surplus of $2.7 million as of June 30, 2000.

         During 1998, we entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis network. Monthly payments of $118,000 will continue for a period of five years.

         We fund our operations and capital expenditures primarily through cash flows from operations, borrowings on our revolving line of credit with the Maxxis Millionaire Society and from private equity offerings. However, if we do not receive sufficient funds from our operations and equity offering to fund our operations, we may need to raise additional capital from other sources. In addition, any shortfalls in anticipated revenues, increases in expenses or a need to respond to unanticipated competitive pressures could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. Sources of additional capital may include venture capital financing, additional lines of credit and private equity and debt financings. Our cash and financing needs for the remainder of fiscal 2001 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines and to develop and/or acquire the information, accounting and/or inventory control systems required to monitor and analyze our growing multi-level network marketing system. We have not identified financing sources to fund such cash needs for the remainder of fiscal 2001 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all. If additional capital is not available or if we do not generate sufficient cash flows from operations, we will be required to significantly modify our business plan. If these actions do not result in sufficient funding, we will not be able to continue doing business.

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

                                    MAXXIS GROUP, INC.


July 17, 2001                       /s/ Ivey J. Stokes
                           -----------------------------------------------------
                                    Ivey J. Stokes
                                    Chairman, President and Chief Executive
                                    Officer
                                    (Principal executive officer)


July 17, 2001                       /s/ DeChane Cameron
                           -----------------------------------------------------
                                    DeChane Cameron
                                    (Principal accounting officer)