Form 10-K
period 2001-06-30
MAXXIS GROUP INC
filed 2002-02-14
CIK 1045703

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2001


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ______


                        COMMISSION FILE NUMBER: 0-31687


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by affiliates of the Registrant as of January 15, 2002 was $4,769,991. This calculation is based upon a price of $5.50 per share, or the price per share of Common Stock sold in the most recent private offering. There is no active trading market for the Common Stock, and the $5.50 per share price is not necessarily indicative of market value. There were 1,814,743 shares of Common Stock issued and outstanding as of January 15, 2002.

===============================================================================

                               INDEX TO FORM 10-K


                                                                                                               PAGE
PART I

Item 1.       Business............................................................................................1

Item 2.       Properties..........................................................................................9

Item 3.       Legal Proceedings...................................................................................9

Item 4.       Submission of Matters to a Vote of Security Holders.................................................9

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters............................................9

Item 6.       Selected Consolidated Financial Data...............................................................11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks........................................18

Item 8.       Financial Statements and Supplementary Data........................................................18

Item 9.       Changes in and Disagreements with Accountants in Accounting and Financial Disclosure...............18

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................20

Item 11.      Executive Compensation.............................................................................22

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................23

Item 13.      Certain Relationships and Related Transactions.....................................................24

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................24

SIGNATURES.......................................................................................................27

                                     PART I

ITEM 1.  BUSINESS


         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of Maxxis or its directors or officers with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) our anticipated capital needs. When used in this Report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section of our Registration Statement on Form S-1 (Registration Number 333-38623).

         Our independent associates market communications and Internet services and nutritional and health enhancement products through our multi-level network marketing system. We operate through our subsidiaries: Maxxis 2000, Inc. ("Maxxis 2000"); Maxxis Communications, Inc. ("Maxxis Communications"); and Maxxis Nutritionals, Inc. ("Maxxis Nutritionals").

         We believe that our marketing system allows us to obtain customers for our products and services in a cost effective manner. We believe that our marketing system also enhances customer retention because of the personal relationships between our independent associates, or IAs, and their customers. Maxxis was incorporated in January 1997 and began sponsoring independent associates and marketing telecommunications services in March 1997. We generated aggregate net revenues of $10,726,000 for our fiscal year ended June 30, 2001.

         We initially built a customer base without committing capital or management resources to construct our own communications network. In February 1997, we contracted with Colorado River Communications Corp., or CRC, to allow our independent associates to market long distance services provided by Colorado River Communications. In September 1998, we leased telecommunications switching equipment and ancillary hardware and software in order to create our own communications network. Due to the competitive nature of the communications market, however, our communications revenues have dropped significantly in the past year.

         We began marketing private label dietary supplements to our customers and independent associates in November 1997. During 1998, we began marketing additional nutritional and health enhancement products. In September 1998, we began providing Internet access and Web-page development and hosting services. We believe that the persons who purchase communications services through our independent associates may also be potential customers for our nutritional and health enhancement products and Internet-related services.

         Our products and services are marketed exclusively by our network of independent associates. Our multi-level network marketing system and our reliance upon independent associates are intended to reduce marketing costs, customer acquisition costs and customer attrition. We believe that our multi-level network marketing system creates a base of potential customers for additional services and products. We believe that independent associates are generally attracted to our multi-level network marketing system because of the potential for supplemental income and because they are not required to purchase substantial inventory, have no monthly sales quotas or account collection issues, have minimal required paperwork, and have a flexible work schedule. We encourage independent associates to market services and products to persons with whom the independent associates have an ongoing relationship, such as family members, friends, business associates and neighbors. We also sponsor meetings at which current independent associates are encouraged to bring in others for an introduction to our marketing system.

STRATEGY

         Our goal is to develop a national distribution system through which our products and services may be sold. We intend to increase our revenues by expanding our marketing network, increasing the number of customers who purchase our products and services, and providing additional products and services for sale through our independent associates. We intend to achieve our goals by:

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

MAXXIS SWITCH

         In September 1998, we entered into an agreement to lease a telecommunications switch (the "Maxxis Switch") formerly owned by Cherry Communications, Inc. Beginning in February 1999, our lease required us to make payments of approximately $118,000 per month. As we obtained the required regulatory approvals to offer telecommunications services throughout 1999, we began to market services provided through the Maxxis Switch to the subscriber base that was developed under our agreement with CRC, as well as customers that we have obtained more recently.

         We are required to obtain the consent of customers before changing their long distance service. This process can be difficult, time consuming and expensive. Additionally, the FCC has stringent legislation that governs the procedure by which we must obtain the consent of customers before changing their long distance service. Problems associated with the transition of these customers from their existing providers to our network could have a material adverse effect on our business, financial condition and operating results.

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

         We intend to hold conventions for independent associates to:

         -        recognize the top performers,

         -        direct access to senior management,

         - provide a chance for independent associates to share experiences and develop support systems, and

         - allow independent associates and potential independent associates to learn more about us.

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

         - 1-Plus Long Distance. Our 1-Plus long distance service serves as a replacement for a customer's former long distance service (such as the long distance services provided by AT&T Corporation

                  ("AT&T"), WorldCom, Inc. ("WorldCom") and Sprint Corporation ("Sprint")). Our 1-Plus services are billed on a flat rate basis, where the cost of a call does not vary depending upon the distance of a call or the time of day or day of week when the call is originated or terminated. Our residential 1-Plus services are billed based on one minute increments, and business 1-Plus service is billed based on 6-second increments with a 30-second minimum.

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

Certain nutritional products are sold as a nutritional pack, and the skin care products are sold as a complete system and individually.

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

SUPPLIERS

         Prior to 1999, we did not own a long distance network. As a result, Maxxis Communications entered into the 1-Plus Agreement with CRC to allow our independent associates to market CRC's telecommunications services. Subscribers gathered by our independent associates were long distance customers on CRC's network, and CRC provided subscriber support. Subscribers had the right to change their service at any time. In January of 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. A provision of our contract with IXC required a minimum monthly commitment, which provision expired in September 2000. We would be required to contract with other carriers if either the IXC or WorldCom agreements were terminated, the usage or number of subscribers originated by our independent associates exceeded the capacity that these suppliers could provide or if IXC or WorldCom failed to provide quality services. In such event, or in the event we otherwise elected to use other carriers, the cost paid by us for long distance services might exceed that paid under these agreements. If our agreements with IXC or WorldCom are terminated, there can be no assurance that we could enter into new contracts with other suppliers.

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

CUSTOMER SUPPORT

         During fiscal 2001, Maxxis Communications was primarily responsible for the billing of long distance customers and for providing customer service. Certain of our communications services, including 1-Plus long distance and prepaid phone cards, are provided under IXC's or WorldCom's state, national and international tariffs. We have been informed that IXC and WorldCom possess all tariffs necessary to offer such services. After we received tariffs from certain state authorities in April 1999, we assumed the responsibility for billing long distance and customer service as we migrated customers from those states onto the Maxxis communications network. We provide our Internet access services through InteReach, which is responsible for billing certain Internet access customers and for providing customer support.

COMPETITION

         We face competition for our products and services and for independent associates.

         Communications Services. The United States long distance communications industry is intensely competitive, rapidly evolving and subject to rapid technological change. In addition, the industry is significantly influenced by the marketing and pricing practices of the major industry participants. AT&T, WorldCom and Sprint are the dominant competitors in the domestic long distance communications industry. All of these companies are significantly larger than we are and have substantially greater resources. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, technical and other resources than us. These competitors employ various means to attract new customers, including television and other advertising campaigns, telemarketing programs, network marketing and cash payments and other incentives to new customers. Our ability to compete effectively depends upon, among other factors, our ability to offer high quality products and services at competitive prices. There can be no assurance that we will be able to compete successfully.

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

         Independent Associates. We compete for independent associates with other direct selling organizations, some of which have longer operating histories and greater visibility, name recognition and financial resources. The largest network marketing companies in our markets are:

         -        EXCEL Communications, Inc.,

         -        American Communications Network,

         -        BeautiControl Cosmetics, Inc.,

         -        HerbalLife International, Inc., and

         -        Mary Kay, Inc.

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

         We believe that IXC has made the necessary filings with the various state telecommunications regulatory agencies to provide intrastate long distance services in the states where IXC currently conducts its operations. We believe we have filed the necessary applications and tariffs with the states in order to provide intrastate long distance services prior to offering such services to our customers. We cannot guarantee that we will maintain all necessary authorizations, that IXC will maintain its necessary authorizations or that IXC will not provide services in a state where it is not properly certificate or terrified. The occurrence of any or all of the foregoing could have a material adverse effect on our business, financial condition or operating results.

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

         The FTC and certain states regulate advertising, product claims and other consumer matters, including advertising of our products. In the past several years, the FTC has instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials. We cannot guarantee that the FTC will not question our advertising or other operations. Moreover, we cannot guarantee that a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations. Furthermore, our independent associates and customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from independent associates, customers or others, including actions resulting in entries of consent decrees and the refund of amounts paid by the complaining independent associate or customer, refunds to an entire class of independent associates or customers, or other damages, as well as changes in our method of doing business. A complaint resulting from the practice of one independent associate, whether or not that practice was authorized by us, could result in an order affecting some or all independent associates in a particular state. In addition, an order in one state could influence courts or government agencies in other states. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our business, financial condition or operating results.

         Although many of the ingredients in our nutritional products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our nutritional products contain ingredients for which there is little history of human consumption. We have not tested, and have not engaged any independent third party to test, any of our nutritional products. Accordingly, we cannot guarantee that our nutritional products, even when used as directed, will have the effects intended. Although we believe that our nutritional products are safe when consumed as directed, we have not sponsored clinical studies on the long-term effect of human consumption.

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

FACILITIES

         We operate out of offices in Atlanta, Georgia consisting of approximately 26,000 square feet of leased space for general and administrative office space, warehouse space and training space. We may be required to lease or build additional facilities in order to adequately meet our future needs. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

EMPLOYEES

         As of December 31, 2001, we employed approximately 30 people on a full-time basis. Our IAs are classified as independent contractors. Our employees are not unionized, and we believe our relationship with our employees is good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the year ended June 30, 2001.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of January 14, 2002, there were approximately 991 holders of our Common Stock of record. There is no established trading market for the Common Stock.

         From March, 2000 to May, 2000, we sold 992,022 shares of our Series A Convertible Preferred Stock solely to accredited investors at a purchase price of $5.50 per share. The Preferred Stock is: (i) non-voting; (ii) entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event; (iii) entitled to a liquidation preference over the Common Stock; and
(iv) convertible into Common Stock at the option of the holder at any time commencing 14 months following the date of the issuance of the Preferred Stock and automatically upon the closing of a public offering that occurs at least 14 months following the issuance of the Preferred Stock and that provides us with gross proceeds of at least $7,500,000.

         From October, 2000 to December, 2000 we sold 267,824 shares of common stock solely to accredited investors at a purchase price of $5.50 per share.

         We issued the securities described above in reliance on one an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. There were no underwriting discounts or commissions involved with these sales. Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution of those securities, and we affixed appropriate legends to the share certificates issued in those transactions. All recipients of these securities had adequate access, through their relationships with us or otherwise, to information about us.

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

         All outstanding shares of our Common Stock are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. We have never declared or paid any dividends on our Common Stock and do not plan to declare any dividends in the immediate future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the periods presented. The statement of operations data for the fiscal years ended June 30, 1999, 2000 and 2001 and the balance sheet data as of June 30, 1999, 2000 and 2001 are derived from our audited consolidated financial statements. The statement of operations data for the three months ended September 30, 2000 and 2001 and the balance sheet data as of September 30, 2001 are derived from our unaudited consolidated financial statements. The consolidated financial statements as of and for the year ended June 30, 2001 were audited by Cherry, Bekaert & Holland, L.L.P., independent public accountants. The consolidated financial statements as of and for the years ended June 30, 1999 and 2000 were audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.


                                           JAN. 24 TO
                                            JUNE 30,                                   YEAR ENDING JUNE 30,
                                              1997               1998              1999                2000              2001
                                          ------------       ------------       ------------       ------------      ------------

STATEMENT OF OPERATIONS DATA:
Net revenues:
   Communications services .........      $  2,322,000       $  5,293,000       $  8,416,000       $  9,646,000      $  4,375,000
   Nutritional products ............                --            526,000          1,371,000         17,003,000         2,851,000
   Marketing services ..............           369,000          1,172,000          2,557,000          2,484,000         3,500,000
                                          ------------       ------------       ------------       ------------      ------------
       Total net revenues ..........         2,691,000          6,991,000         12,344,000         29,133,000        10,726,000
                                          ------------       ------------       ------------       ------------      ------------

Cost of services:
   Communications services .........           761,000          1,351,000          2,166,000          5,292,000         3,014,000
   Nutritional products ............                --            294,000            662,000          3,403,000           813,000
   Marketing services ..............           255,000            431,000            947,000            519,000           699,000
                                          ------------       ------------       ------------       ------------      ------------
       Total cost of services ......         1,016,000          2,076,000          3,775,000          9,214,000         4,526,000
                                          ------------       ------------       ------------       ------------      ------------
Gross margin .......................         1,675,000          4,915,000          8,569,000         19,919,000         6,200,000
                                          ------------       ------------       ------------       ------------      ------------
Operating expenses:
   Selling and marketing ...........         1,089,000          2,665,000          5,373,000         11,827,000         2,721,000
   General and administrative ......           660,000          2,344,000          4,376,000          6,411,000         6,987,000
                                          ------------       ------------       ------------       ------------      ------------
       Total operating expenses ....         1,749,000          5,009,000          9,749,000         18,238,000         9,708,000
                                          ------------       ------------       ------------       ------------      ------------
Interest expense (income) ..........                --              2,000            356,000            648,000           448,000
                                          ------------       ------------       ------------       ------------      ------------
Loss before income tax benefit .....           (74,000)           (96,000)        (1,536,000)         1,033,000        (3,956,000)
Income tax benefit .................                --                 --                 --                 --                --
                                          ------------       ------------       ------------       ------------      ------------
Net (loss) income ..................      $    (74,000)      $    (96,000)      $ (1,536,000)      $  1,033,000      $ (3,956,000)
                                          ============       ============       ============       ============      ============

PER SHARE DATA:
Net (loss) income per share
   Basic ...........................      $      (0.05)      $      (0.06)      $      (0.96)      $       0.66      $      (2.33)
                                          ============       ============       ============       ============      ============
   Diluted .........................      $      (0.05)      $      (0.06)      $      (0.96)      $       0.56      $      (2.33)
                                          ============       ============       ============       ============      ============
Weighted average number of
shares outstanding
   Basic ...........................         1,571,187          1,571,187          1,594,387          1,563,092         1,700,237
                                          ============       ============       ============       ============      ============
   Diluted .........................         1,571,187          1,571,187          1,594,387          1,844,346         1,700,237
                                          ============       ============       ============       ============      ============

                                                THREE MONTHS ENDING
                                                    SEPTEMBER 30,
                                               2000               2001
                                           ------------       ------------

STATEMENT OF OPERATIONS DATA:
Net revenues:
   Communications services .........       $  1,057,000       $    965,000
   Nutritional products ............          1,259,000            462,000
   Marketing services ..............          1,022,000            648,000
                                           ------------       ------------
       Total net revenues ..........          3,338,000          2,075,000
                                           ------------       ------------

Cost of services:
   Communications services .........          1,032,000            561,000
   Nutritional products ............            362,000             97,000
   Marketing services ..............            137,000            198,000
                                           ------------       ------------
       Total cost of services ......          1,531,000            856,000
                                           ------------       ------------
Gross margin .......................          1,807,000          1,219,000
                                           ------------       ------------
Operating expenses:
   Selling and marketing ...........            881,000            660,000
   General and administrative ......          1,132,000          1,057,000
                                           ------------       ------------
       Total operating expenses ....          2,013,000          1,717,000
                                           ------------       ------------
Interest expense (income) ..........            206,000             (3,000)
                                           ------------       ------------
Loss before income tax benefit .....            (46,000)          (501,000)
Income tax benefit .................                 --                 --
                                           ------------       ------------
Net (loss) income ..................       $   (252,000)      $   (501,000)
                                           ============       ============

PER SHARE DATA:
Net (loss) income per share
   Basic ...........................       $      (0.16)      $      (0.28)
                                           ============       ============
   Diluted .........................       $      (0.16)      $      (0.28)
                                           ============       ============
Weighted average number of
shares outstanding
   Basic ...........................       $  1,546,919       $  1,814,743
                                           ============       ============
   Diluted .........................       $  1,546,919       $  1,814,743
                                           ============       ============


                                 JANUARY 24, 1997
                                    INCEPTION
                                       TO                                                                               AS OF
                                     JUNE 30,                               AS OF JUNE 30,                           SEPTEMBER 30,
                                      1997             1998             1999            2000            2001             2001
                                 ----------------   -----------     -----------      -----------     -----------     -------------

BALANCE SHEET DATA:
Working capital ..............     $   (13,000)     $   180,000     $(1,942,000)     $ 2,641,000     $  (973,000)     $(1,066,000)
Property and equipment, net ..          92,000          169,000       5,842,000        5,000,000       4,742,000        4,650,000
Total assets .................         596,000        1,263,000       8,286,000       12,667,000       7,428,000        7,083,000
Long-term obligations ........              --               --       5,395,000        3,107,000       1,980,000        1,872,000
Shareholders' (deficit) equity         293,000          484,000      (1,014,000)       4,923,000       2,308,000        2,165,000

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues attributable to each category for the periods shown.


                                                                                           THREE MONTHS ENDED
                                                 YEAR ENDED JUNE 30,                         SEPTEMBER 30,
                                         1999            2000            2001            2000            2001
                                         ----            ----            ----            ----            ----

Net revenues:
   Communications services ..             68%             33%             41%             32%             47%
   Nutritional products .....             11              58              27              38              22
   Marketing services .......             21               9              32              30              31
                                         ---             ---             ---             ---             ---
     Total net revenues .....            100%            100%            100%            100%            100%
                                         ===             ===             ===             ===             ===

Cost of services:
   Communications services ..             18%             18%             28%             31%             26%
   Nutritional products .....              5              12               8              11               5
   Marketing services .......              8               2               6               4              10
                                         ---             ---             ---             ---             ---
     Total cost of services .             31%             32%             42%             46%             41%

Operating expenses:
   Selling and marketing ....             44%             41%             25%             26%             32
   General and administrative             35              22              65              34              51%
                                         ---             ---             ---             ---             ---
     Total operating expenses             79%             63%             90%             60%             83%
                                         ===             ===             ===             ===             ===

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH SEPTEMBER 30, 2000

         Net Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services. Total net revenues decreased $1.3 million, or 38%, to $2.1 million for three months ended September 30, 2001 from $3.4 million for the same period in 2000. The decrease in total net revenues was primarily due to lower sales promotions related to our communications, nutritional products and marketing services as well as worse general economic conditions for the customers of our IAs.

         Communications services revenues consist of sales of prepaid phone cards to IAs and commissions, fees and revenues generated from long distance customers and fees generated from Internet services and web hosting activities. Communications services revenues decreased $92,000, or 9%, to $965,000 for three months ended September 30, 2001 from $1,057,000 for the same period in 2000. This decrease was primarily due to increased competition in the communications services industry, which caused us to lose customers.

         Nutritional products revenues consist of sales of private label nutritional products. Nutritional products revenues decreased $797,000, or 37%, to $462,000 for three months ended September 30, 2001 from $1.3 million for the same period in 2000. This decrease was primarily due to the elimination of sales promotions related to nutritional products for the three months ending September 30, 2001 compared to the number of sales promotions we offered for the three months ending September 30, 2000.

         Marketing services revenues consist of application fees paid by independent associates, purchases of sales aids by independent associates, and registration fees related to annual summit marketing. Marketing services revenues decreased $374,000, or 37%, to $648,000 for three months ended September 30, 2001 from $1.0 million for the same period in 2000. This decrease was due to a decrease in the number of new independent associates for the three months ending September 30, 2001 compared to the three months ending September 30, 2000.

         Cost of Goods and Services. Cost of goods and services includes communications services cost, nutritional products cost and marketing services cost. Total cost of goods and services for the three months ending September 30, 2001 was $856,000, or 41% of total net revenues, as compared to $1.5 million, or 46% of total net revenues, for the same period in 2000. The decrease in costs of goods and services as a percentage of total net revenues was due to cost control measures in connection with our telecommunications switch and better prices on the purchase of our nutritional products inventory.

         Communications services cost consisted primarily of the cost of purchasing activated prepaid phone cards from WorldCom and other outside vendors as well as the costs of operating the Maxxis Switch. Communications services cost was $561,000, or 26% of total net revenues for the three months ending September 30, 2001, as compared to $1.0 million, or 31% of total net revenues, for the same period in 2000. This decrease in cost of communications services was due primarily to better cost control measures and decreased sales volume for the three months ending September 30, 2001. Nutritional products cost was $97,000, or 5% of total net revenues for the three months ending September 30, 2001, as compared to $362,000, or 11% of total revenues for the comparable 2000 period. This decrease in the cost of nutritional products as a percentage of total net revenues was due to better prices from our suppliers. Marketing services cost was $198,000, or 10% of total net revenues for the three months ending September 30, 2001, as compared to $137,000, or 4% of total net revenues, for the same period in 2000. The increase in marketing services cost as a percentage of total net revenues was due primarily to costs associated with the introduction of new marketing products that we began to offer for sale to our independent associates in the three months ending September 30, 2001.

         Gross Margin. Gross margin decreased to $1.2 million for the three months ending September 30, 2001 from $1.8 million for the same period in 2000. As a percentage of total net revenues, gross margin was 59% for the three months ending September 30, 2001 as compared to 54% for the three months ending September 30, 2000.

         Operating Expenses. Selling and marketing expenses consist of commissions paid to independent associates based on (i) sales of products to new independent associates sponsored into Maxxis, (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. For the three months ending September 30, 2001, selling and marketing expenses were $660,000, or 32% of total net revenues, as compared with $881,000, or 26% of total net revenues, for the same period in 2000. This decrease was due to the decrease in the number of IAs as well as lower commissions resulting from lower sales revenue. General and administrative expenses were $1,057,000, or 51% of total net revenues for the three months ending September 30, 2001, as compared to $1,132,000, or 34% of total net revenues, for the same period in 2000. Total operating expenses as a percentage of net revenue increased to 83% of net revenues for the three months ending September 30, 2001 from 60% of net revenues for the three months ending September 30, 2000 due to the large portion of general and administrative expenses that are fixed in nature relative to the decreased total net revenues for the three months ending September 30, 2001.

         Interest Expense. For the three months ending September 30, 2001, interest expense was $3,000. Interest expense of $206,000 for the three months ending September 30, 2000 was largely comprised of interest costs related to the lease of the Maxxis Switch.

         Net Income/Loss. Net loss for the three months ending September 30, 2001 was $501,000 as compared to a net loss of $252,000 for the three months ending September 30, 2000.

     YEAR ENDED JUNE 30, 2001 COMPARED WITH YEAR ENDED JUNE 30, 2000

         Net Revenues. Total net revenues decreased $18.4 million, or 63%, to $10.7 million for fiscal year ended June 30, 2001 from $29.1 million for the same period in 2000. The decrease in total net revenues was primarily due to a shift in our focus in fiscal year 2001 from offering sales promotions related to our communications, nutritional products and marketing services to improving our infrastructure.

         Communications services revenues decreased $5.2 million, or 55%, to $4.4 million for fiscal 2001 from $9.6 million for the same period in 2000. This decrease was primarily due to a decrease in our customer base for prepaid phone cards and long distance and Internet services which, in turn, caused us to eliminate certain revenue-generating communications services.

         Nutritional products revenues decreased $14.1 million, or 83%, to $2.9 million for fiscal 2001 from $17.0 million for fiscal 2000. This decrease was primarily due to the elimination of sales promotions related to nutritional products for fiscal 2001 compared to the large number of sales promotions we offered in fiscal 2000.

         Marketing services revenues increased $1.0 million, or 41%, to $3.5 million for fiscal 2001 from $2.5 million for the same period in 2000. This increase was due to an increase in the number of memberships being renewed by current independent associates and the addition of new independent associates, which, in turn, lead to an increase in application fees and purchases of sales aids by new independent associates.

         Cost of Goods and Services. Total cost of goods and services for fiscal 2001 was $4.5 million, or 42% of total net revenues, as compared to $9.2 million, or 32% of total net revenues, for the same period in 2000. The increase in costs of goods and services as a percentage of total net revenues was due to a sharp reduction in telecommunications and nutritional products revenues without a comparable reduction in costs because of the largely fixed cost nature of our communications cost of services.

         Communications services cost was $3.0 million, or 28% of total net revenues, for fiscal 2001, as compared to $5.3 million, or 18% of total net revenues, for the same period in 2000. This decrease in cost of communications services was due primarily to decreased sales volume. Nutritional products cost was $0.8 million or 8% of total net revenues for fiscal 2001 as compared to $3.4 million, or 12% of total revenues for the comparable 2000 period. This decrease in the cost of nutritional products was due primarily to decreased sales volume. Marketing services cost was $813,000, or 7% of total net revenues, for fiscal 2001, as compared to $519,000, or 2% of total net revenues, for the same period in 2000. The increase in marketing services cost as a percentage of total net revenues was due primarily to costs associated with the introduction of new marketing products that we began to offer for sale to our independent associates in fiscal year 2001.

         Gross Margin. Gross margin decreased to $6.2 million for fiscal 2001 from $19.9 million for the same period in 2000. As a percentage of total net revenues, gross margin was 58% for fiscal 2001 as compared to 68% for fiscal 2000.

         Operating Expenses. For fiscal 2001, selling and marketing expenses were $2.7 million, or 25% of total net revenues, as compared with $11.8 million, or 41% of total net revenues, for the same period in 2000. This decrease was due to the decrease in the number of IAs as well as lower commissions resulting from lower sales revenue. General and administrative expenses were $6.9 million, or 65% of total net revenues for 2001, as compared to $6.4 million, or 22% of total net revenues, for the same period in 2000. General and administrative expenses increased as a percentage of total revenues in fiscal 2001 due to the write-off of $1 million for receivables that we deemed were uncollectible and our purchase for $1.1 million of a downline from the Maxxis Millionaire Society, a Georgia partnership in which Ivey Stokes, our Chairman, Chief Executive Officer and President, and Alvin Curry, our Chief Operating Officer, are partners. Total operating expenses as a percentage of net revenue increased to 91% of net revenues for fiscal 2001 from 63% of net revenues for fiscal 2000.

         Interest Expense. For the year ended June 30, 2001, interest expense was $448,000. The expense was largely comprised of interest costs related to the lease of the Maxxis Switch. Interest expense of $616,000 in fiscal 2000 was largely comprised of interest cost related to the lease of the Maxxis Switch.

         Net Income/Loss. Net Loss for fiscal 2001 was $4.0 million as compared to a net income of $1.0 million for the same period in 2000.

     YEAR ENDED JUNE 30, 2000 COMPARED WITH YEAR ENDED JUNE 30, 1999

         Net Revenues. Total net revenues increased $16.8 million, or 136%, to $29.1 million for fiscal year ended June 30, 2000 from $12.3 million for the same period in 1999. The increase in total net revenues was primarily due to the increase in nutritional sales for the current year.

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

         Cost of Goods and Services. Total cost of goods and services for fiscal 2000 was $9.2 million, or 32% of total net revenues, as compared to $3.8 million, or 31% of total net revenues, for the same period in 1999 as the result of flat communications services margins which was partially mitigated by an improvement in nutritional product and marketing services margins.

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

         Operating Expenses. For fiscal 2000, selling and marketing expenses were $11.8 million, or 41% of total net revenues, as compared with $5.4 million, or 44% of total net revenues, for the same period in 1999. This decrease as a percentage of revenue was due to greater efficiency resulting from increased revenues. General and administrative expenses were $6.4 million, or 22% of total net revenues for 2000, as compared to $4.4 million, or 35% of total net revenues, for the same period in 1999. General and administrative expenses increased as a percentage of total revenues in fiscal 2000 due to higher legal and other expenses incurred in connection with the filing of tariffs in various states to offer long distance service. Total operating expenses as a percentage of net revenue decreased to 63% of net revenues for fiscal 2000 from 79% of net revenues for fiscal 1999.

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

SEASONALITY

         We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in the recruitment of its IAs and the sale of our products and services. Our operating results may vary significantly in the future, partly due to such seasonal fluctuations. Because of the potential quarterly fluctuations in our revenue and operating results, results for any particular quarter may not be indicative of future quarterly or annual results.

LIQUIDITY AND CAPITAL RESOURCES

         From March, 2000 to May, 2000, we sold 992,022 shares of Series A Convertible Preferred Stock solely to accredited investors at a purchase price of $5.50 per share.

         From October, 2000 to December, 2000, we sold 267,824 shares of common stock solely to accredited investors at a purchase price of $5.50 per share.

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

         On November 22, 1998, we entered into a line of credit with the Maxxis Millionaire Society, a Georgia partnership in which Ivey Stokes, our Chairman, Chief Executive Officer and President, and Alvin Curry, our Chief Operating Officer, are partners. The line of credit was amended on May 1, 1999. Pursuant to the line of credit, Maxxis may borrow up to $2,000,000 at 10% annual interest. Advances or interest thereon pursuant to the line of credit are payable on demand. As of June 30, 2001, there were no advances or accrued interest outstanding on this line of credit.

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

         We anticipate that cash generated from operations, together with additional borrowings or equity financings, will be sufficient to meet our capital requirements for the next 12 months. However, if we do not receive sufficient funds from our operations and borrowings and equity financings to fund our operations, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, additional lines of credit and private equity and debt financings. Our cash and financing needs for 2001 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi-level network marketing system.

         For 2001, net cash used in operating activities was $4.1 million, compared to net cash provided by operating activities of $2.7 million for 2000. Operating activities for 2001 consisted primarily of a $4.0 million net loss and $180,000 in net adjustments to reconcile net income to operating cash flows, which net adjustments consisted primarily of $1.0 million of non-cash depreciation and amortization and $1.0 million in non-cash provisions for doubtful receivables offset by decreases in accrued compensation of $742,000, accrued expenses of $460,000 and deferred revenue of $516,000.

         Cash used in investing activities was $738,000 for 2001, as compared to $617,000 for 2000. Investing activities for 2001 consisted of capital expenditures of $738,000.

         Cash provided from financing activities was $155,000 for 2001, as compared to $2.7 million for 2000. Financing activities for 2001 consisted primarily of 1.2 million in proceeds from the sale of common stock offset by payments totaling $1.0 million on the lease obligation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, including our consolidated balance sheets as of June 30, 1999, 2000 and 2001 and consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of these years, together with the report of Cherry, Bekaert & Holland, L.L.P. dated December 21, 2001 and the report of Arthur Andersen LLP, dated September 22, 2000 are included on pages F-1 through F-8 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 14, 2001, we dismissed the firm of Arthur Andersen LLP as our independent auditors. The decision to dismiss Arthur Andersen was authorized by the board of directors.

         The reports of Arthur Andersen on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of our financial statements for the fiscal year ended June 30, 2000 and June 30, 1999, and during any subsequent interim period preceding the dismissal of Arthur Andersen, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the matter in their report.

         During the fiscal years ended June 30, 2000 and June 30, 1999, and during any subsequent interim period preceding the dismissal of Arthur Andersen, there were no "reportable events" to describe as specified in Item 304(a)(1)(v) of Regulation S-K.

         On October 12, 2001, we engaged the firm of Cherry, Bekaert & Holland, L.L.P. as our independent auditors for the fiscal year ending June 30, 2001, to audit our financial statements. During our two most recent fiscal years and the subsequent interim period preceding the engagement of Cherry, Bekaert & Holland, we did not consult with Cherry, Bekaert & Holland on any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Our directors and executive officers are set forth below. Our Board of Directors consists of nine directors divided into three classes of directors, serving staggered three-year terms. Our directors and executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Our directors are elected at the annual meeting of shareholders. Our officers are appointed at the Board's first meeting after each annual meeting of shareholders. The ages of the persons set forth below are as of December 31, 2001.


                                                                                                             TERM AS
                                                                                                             DIRECTOR
NAME                                      AGE                           POSITION                             EXPIRES
----                                      ---                           --------                             -------

Ivey J. Stokes........................     42    Chairman of the Board of Directors, Chief Executive           2001
                                                 Officer, and President
Alvin Curry...........................     45    Chief Operating Officer and Director                          2001
DeChane Cameron.......................     32    Chief Financial Officer                                         --
Larry W. Gates, II....................     38    Vice President, Secretary, and Director                       2002
Henry Steve Johnson...................     53    Director                                                      2001
David Finkelstein.....................     43    Director                                                      2002
Sandra Jordan.........................     50    Director                                                      2003
George Steinberger....................     64    Director                                                      2003
Robert James Glover, Jr...............     40    Director                                                      2002
Terry Harris..........................     46    Director                                                      2003

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

         HENRY STEVE JOHNSON has served as a director since July, 2001. Mr. Johnson has served as an independent associate with us since March of 1997. Mr. Johnson has a Master's degree from the University of Michigan.

         DAVID FINKELSTEIN has served as a director since July, 2001. During the last five years, Mr. Finkelstein has served as a marketer and educator with respect to home based business industries. Mr. Finkelstein received a Bachelor of Arts in Business from Michigan State University.

         SANDRA JORDAN has served as a director since July, 2001. Ms. Jordan has served as a professor of law at the University of Pittsburgh school of law since 1989 and is currently a tenured professor. Ms. Jordan received her Juris Doctor degree in 1979 from the University of Pittsburgh school of law and received her Bachelor of Science in Education from Wilbeforce University.

         GEORGE STEINBERGER has served as a director since July, 2001. Mr. Steinberger served as a Vice President and Manager of Washington Federal Savings from 1987-1998, and was a member of the advisory board of the Salem Housing Authority from 1993 to 1998. Mr. Finkelstein attended the University of Oregon.

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

COMMITTEES OF THE BOARD

         The Executive Committee of our Board of Directors exercises, during the interval between Board meetings, all of the powers of our Board of Directors with certain limitations. During the year ended June 30, 2001, there were no meetings of our Executive Committee.

         The Audit Committee of the Board of Directors reviews, with our independent public accountants, our annual financial statements, reviews the work of such independent public accountants and makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of our financial and accounting functions, organization, operations and management. During the year ended June 30, 2001, the Audit Committee was composed of Terry Harris, Charles Bernstein and Phil Lundquist. However, following the re-composition of our board of directors, our Audit Committee is currently composed of Terry Harris, David Finkelstein and George Steinberger. Messrs. Harris, Finkelstein and Steinberger are responsible for the review of the effectiveness of our financial and accounting functions, organization, operations and management for the financials as of and for the year ended June 30, 2001.

         The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of our officers and administers the issuance of stock options to our officers, employees, consultants and advisors. The Compensation Committee also reviews general policy matters relating to the compensation and benefits of our employees. During the year ended June 30, 2001, there were no meetings of our Compensation Committee.

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

         During the year ended June 30, 2001, our Board of Directors held one meeting. All of our directors have attended 75% or more of the aggregate of all Board meetings and all meetings of committees of which they were members.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Members of the Board of Directors are reimbursed for their out-of-pocket expenses for each meeting attended, but otherwise serve without compensation.

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer during the years ended June 30, 2001, 2000 and 1999. No other executive officers received a combined salary and bonus in excess of $100,000 during the years ended June 30, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                         ANNUAL COMPENSATION
                                                                                     ---------------------------
NAME AND PRINCIPAL POSITION                              PERIOD                         SALARY        BONUS(1)
---------------------------                          ---------------                 -----------    ------------

Ivey J. Stokes................................     Fiscal 2001                        $104,000          $ 0
Chief Executive Officer and President              Fiscal 2000                        $104,000          $ 0
                                                   Fiscal 1999                        $104,000          $ 0

Alvin Curry...................................     Fiscal 2001                        $ 85,000          $ 0
Chief Operating Officer

---------

(1) In October 2000, we purchased a downline from the Maxxis Millionaire Society for $1.1 million. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society.

OPTION GRANTS DURING FISCAL 2001

         As of June 30, 2001, no options had been granted to our Chief Executive Officer during the year ended June 30, 2001.

EMPLOYMENT AGREEMENT

         In September 1999, our Executive Committee appointed our Chairman of the Board, Ivey J. Stokes, to serve as our Chief Executive Officer and President. Mr. Stokes is not presently a party to an employment agreement with us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 2001 by: (i) each person known by us beneficially to own more than 5% of the outstanding shares of the Common Stock; (ii) each of our directors; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all persons listed have sole voting and investment power with respect to their shares.


                                                                               AMOUNT OF         PERCENTAGE OF
                                                                              BENEFICIAL         COMMON STOCK
NAME AND ADDRESS(A) OF BENEFICIAL OWNER                                      OWNERSHIP(B)         OUTSTANDING
                                                                             ------------        -------------

Alvin Curry(c)...........................................................        636,363             35.1%
King David Trust(d)......................................................        454,545             25.0
Cynthia Glover, trustee(e)...............................................        181,818             10.0
Steve Johnson............................................................
                                                                                   3,636                *
Sandra Jordan............................................................          4,000               --
Larry W. Gates, II.......................................................         45,454              2.5
Robert J. Glover(f)......................................................             --               --
Terry Harris.............................................................          3,636                *
Ivey J. Stokes(g)........................................................             --               --
David Finkelstein........................................................          3,075                *
George Steinberger.......................................................          4,000                *
All directors and executive officers as a group
   (10 persons)(c) - (g).................................................        883,982             48.7

---------

*        Less than one percent

(a) The address of the King David Trust and Alvin Curry is c/o Maxxis Group, Inc., 1901 Montreal Drive, Suite 108, Tucker, Georgia 30084. The address of Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 is 7839 Taylor Circle, Riverdale, Georgia 30274.

(b) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from December 31, 2001. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 2000, we purchased a downline from the Maxxis Millionaire Society for $1.1 million. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society.

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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements are filed as a part of this Report and are attached hereto as pages F-1 through F-30:

                  Consolidated Balance Sheets as of June 30, 2000 and 2001

                  Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1999, 2000 and 2001 Consolidated

                  Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001 Notes to Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet as of September 30, 2001 (unaudited)

                  Consolidated Statements of Operations for the three months ending September 30, 2001 and September 30, 2000 (unaudited)

                  Consolidated Statements of Cash Flows for the three months ending September 30, 2001 and September 30, 2000 (unaudited)

(A)(2)   FINANCIAL STATEMENT SCHEDULES

(A)(3)   EXHIBITS


Exhibit
Number            Exhibit Description
-------           -------------------


 2.1*             Plan of Reorganization of the Company effective as of February 17, 1998.
 3.1*             Amended and Restated Articles of Incorporation of the Company, as amended to date.
 3.2*             Amended and Restated Bylaws of the Company, as amended to date.
 4.1*             See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended
                  and Restated Bylaws defining the rights of holders of Common Stock of the Company.
 4.2*             Specimen Common Stock certificate.
 4.3*             Shareholders Agreement, dated as of September 1, 1997 among the Company and the holders of Class A Common Stock.
 4.4*             Amended and Restated Shareholders Agreement, dated as of February 18, 1998 among the Company and certain holders of its Common Stock.
10.1*             Form of Employment Agreement by and between the Company and certain of its officers.
10.2*             Form of Independent Sales Representative Agreement by and between the Company and certain of its sales representatives.
10.3*             Software License Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the
                  Company dated February 2, 1997.
10.4*             Software Service Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the
                  Company dated February 2, 1997.
10.5*             Equipment Purchase Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the
                  Company dated February 2, 1997.
10.6*             Agreement for 1-Plus Services between Colorado River Communications Corporation and the Company
                  dated February 20, 1997.+
10.7*             Sublease Agreement between DowElanco and the Company dated February 14, 1997.
10.8*             Warehouse lease between Malon D. Mimms and the Company dated March 17, 1997.
10.9*             Warehouse lease between Malon D. Mimms and the Company dated June 23, 1997.
10.10*            Sub-Sublease Agreement between the Company and Simons Engineering, Inc. dated September 1, 1997.
10.11**           Maxxis Group, Inc. 1998 Stock Option Plan.
10.12**           Lease Amendment Agreement dated June 5, 1998 among Malon D. Mimms, the Company and Richard Bowers & Co.
10.13**           Lease Amendment Agreement dated August 14, 1998 among Malon D. Mimms, the Company and Richard Bowers & Co.
10.14#            Software Purchase Agreement between UsefulWare Incorporated and the Company dated as of August 13, 1998.+
10.15#            Asset Purchase Agreement by and among Cherry Communications Incorporated ("Cherry"), World Access, Inc.
                  ("World Access") and the Company dated as of September 29, 1998.
10.16#            Promissory Note by the Company in favor of Cherry dated September 29, 1998.
10.17#            Security Agreement between the Company and World Access dated as of September 29, 1998.
10.18#            Software License Agreement between Alcatel USA Marketing, Inc. and the Company dated as of September 29, 1998.
10.19#            Sublease between Cherry and the Company dated as of September 30, 1998.
10.20#            Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998
                  (World Access).
10.21#            Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998
                  (NACT Telecommunications, Inc.).
10.22##           Line of Credit between the Company and the Maxxis Millionaire Society dated as of November 22, 1998.
10.23##           Investment Agreement between InteReach Internet Services, LLC and the Company dated as of December 8, 1998.
10.24##           Virtual ISP Agreement between InteReach Internet Services, Inc. and the Company dated as of December 8, 1998.
10.25###          Digital Services Agreement between Worldcom Network Services, Inc. and the Company dated as of January 21, 1999

10.26+###         Telecommunications Services Agreement between Worldcom Network Services, Inc. and the Maxxis Communications
                  dated as of January 21, 1999.
10.27###          Program Enrollment Terms to the Telecommunications Services Agreement dated as of January 21, 1999 between Worldcom Network Services, Inc. and the Maxxis Communications.
10.28+###         Master Service Agreement between IXC Communications Services, Inc. and the Company dated as of March 25, 1999.
10.29###          Amendment to the Line of Credit between the Company and the Maxxis Millionaire Society dated as of May 1, 1999.
21.1###           Subsidiaries of the Company.
24.1              Power of Attorney (contained on the signature page hereof).

---------

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

(B)      REPORTS ON FORM 8-K

         Form 8-K filed August 20, 2001

         Filing under Item 4 regarding the dismissal of the firm Arthur Andersen, LLP as our independent auditors.


         Form 8-K filed October 17, 2001

         Filing under Item 4 regarding the engagement of Cherry, Bekaert & Holland, L.L.P. as our independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MAXXIS GROUP, INC.


February 14, 2002                   By:  /s/  Ivey J. Stokes
                                       ----------------------------------------
                                       Ivey J. Stokes
                                       Chief Executive Officer


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


February 14, 2002                   /s/ Ivey J. Stokes
                                    -------------------------------------------
                                    Ivey J. Stokes
                                    Chairman of the Board, Chief Executive
                                    Officer and President
                                    (Principal executive officer)


February 14, 2002                   /s/  DeChane Cameron
                                    -------------------------------------------
                                    DeChane Cameron
                                    Chief Financial Officer
                                    (Principal financial and accounting
                                    officer)


                                    -------------------------------------------
                                    Steve Johnson
                                    Director


February 14, 2002                   /s/ Larry W. Gates, II
                                    -------------------------------------------
                                    Larry W. Gates, II
                                    Vice President, Secretary, and Director


                                    -------------------------------------------
                                    Sandra Jordan
                                    Director

                                    /s/ Alvin Curry
                                    -------------------------------------------
February 14, 2002                   Alvin Curry
                                    Chief Operating Officer and Director


February 14, 2002                   /s/ Robert J. Glover, Jr.
                                    -------------------------------------------
                                    Robert J. Glover, Jr.
                                    Director


February 14, 2002                   /s/ Terry Harris
                                    -------------------------------------------
                                    Terry Harris
                                    Director


                                    -------------------------------------------
                                    David Finkelstein
                                    Director


                                    -------------------------------------------
                                    George Steinberger
                                    Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Independent Auditor's Report ............................................................................         F-2

Report of Independent Public Accountants ................................................................         F-3

Consolidated Balance Sheets as of June 30, 1999, 2000 and 2001 ..........................................         F-4

Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001 ..................         F-5

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1999, 2000 and
     2001 ...............................................................................................         F-6

Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001 ..................         F-7

Notes to Consolidated Financial Statements ..............................................................         F-9

Condensed Consolidated Balance Sheet as of September 30, 2001 (unaudited) ...............................        F-28

Consolidated Statements of Operations for the three months ending September 30, 2001 and September 30,
     2000 (unaudited) ...................................................................................        F-29

Consolidated Statements of Cash Flows for the three months ending September 30, 2001 and September 30,
     2000 (unaudited) ...................................................................................        F-30

                 [Cherry, Bekaert & Holland, L.L.P. letterhead]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Maxxis Group, Inc. and Subsidiaries
Tucker, Georgia

We have audited the accompanying consolidated balance sheet of Maxxis Group, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Maxxis Group, Inc. and Subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia
January 31, 2002

                              [Andersen letterhead]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Maxxis Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MAXXIS GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxis Group, Inc. and subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Atlanta, Georgia
September 22, 2000

                       MAXXIS GROUP, INC AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                                Assets

                                                                                 2001              2000
                                                                              ----------        -----------
CURRENT ASSETS
   Cash and cash equivalents                                                  $  148,000        $ 4,867,000
   Accounts receivable, net of allowance for doubtful
   accounts of $484,000 and $931,000 in 2001 and
    2000, respectively                                                           341,000          1,081,000
   Inventories, net                                                            1,402,000          1,093,000
   Prepaid expenses and other current assets                                     276,000            237,000
                                                                              ----------        -----------


       TOTAL CURRENT ASSETS                                                    2,167,000          7,278,000
                                                                              ----------        -----------

Property and Equipment, net                                                    4,742,000          5,000,000
                                                                              ----------        -----------

Capitalized Software Development Costs, net                                      396,000            358,000
                                                                              ----------        -----------


Other Assets                                                                     123,000             31,000
                                                                              ----------        -----------


  TOTAL ASSETS                                                                $7,428,000        $12,667,000
                                                                              ==========        ===========


                             Liabilities and Shareholders' Equity (Deficit)


                                                                                 2001              2000
                                                                              ----------        -----------
CURRENT LIABILITIES
   Line of Credit                                                             $       --        $    65,000
   Accounts payable                                                            1,001,000            814,000
   Commissions payable                                                           114,000            160,000
   Accrued compensation                                                           14,000            756,000
   Sales tax payable                                                             316,000            177,000
   Accrued expenses                                                              100,000            813,000
   Current maturities of capital lease obligations                             1,233,000            974,000
   Deferred revenue                                                              362,000            878,000
                                                                              ----------        -----------

    TOTAL CURRENT LIABILITIES                                                  3,140,000          4,637,000
                                                                              ----------        -----------

Contracts                                                                        110,000                 --
Long-term capital lease obligations                                            1,870,000          3,107,000
                                                                              ----------        -----------

       TOTAL LONG-TERM LIABILITIES                                             1,980,000          3,107,000
                                                                              ----------        -----------

Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par value; 10,000,000 shares
       authorized, 1,000,000 shares
       designated as Series A Convertible Preferred
       Stock, 992,002 and 992,814 Series A Convertible
       Preferred stock shares issued and outstanding 2001
       and 2000, respectively                                                  4,976,000          5,141,000
   Common Stock, no par value; 20,000,000 shares
       authorized, 1,814,743 and 1,546,919 shares issued and
       outstanding in 2001 and 2000, respectively                              1,818,000            455,000
     Subscription receivable                                                     143,000                 --
   Accumulated deficit                                                        (4,629,000)          (673,000)
                                                                              ----------        -----------

       TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                    2,308,000          4,923,000
                                                                              ----------        -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $7,428,000        $12,667,000
                                                                              ==========        ===========

The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                For the years ended June 30, 2001, 2000, and 1999

                                                                   2001                2000                1999
                                                               ------------         -----------        ------------
Net Revenues
  Communications services                                      $  4,375,000         $ 9,646,000        $  8,416,000
  Nutritional products                                            2,851,000          17,003,000           1,371,000
  Marketing services                                              3,500,000           2,484,000           2,557,000
                                                               ------------         -----------        ------------
    Total Net Revenues                                           10,726,000          29,133,000          12,344,000
                                                               ------------         -----------        ------------

Cost of Goods and Services Sold
  Communications services                                         3,014,000           5,292,000           2,166,000
  Nutritional products                                              813,000           3,403,000             662,000
  Marketing services                                                699,000             519,000             947,000
                                                               ------------         -----------        ------------

    Total Cost of Goods and Services Sold                         4,526,000           9,214,000           3,775,000
                                                               ------------         -----------        ------------

Gross Margin                                                      6,200,000          19,919,000           8,569,000
                                                               ------------         -----------        ------------

Operating Expenses
  Selling and marketing                                           2,721,000          11,827,000           5,373,000
  General and administrative                                      6,987,000           6,411,000           4,376,000
                                                               ------------         -----------        ------------
    Total Operating Expenses                                      9,708,000          18,238,000           9,749,000
                                                               ------------         -----------        ------------

Interest and Other Expenses
  Interest expense                                                  448,000             616,000             338,000
  Other expense                                                          --              32,000              18,000
                                                               ------------         -----------        ------------
    Total Interest and Other Expenses                               448,000             648,000             356,000
                                                               ------------         -----------        ------------

Income (Loss) Before Income Taxes                                (3,956,000)          1,033,000          (1,536,000)

Income Taxes                                                             --                  --                  --
                                                               ------------         -----------        ------------

Income (Loss)                                                  $ (3,956,000)        $ 1,033,000        $ (1,536,000)
                                                               ============         ===========        ============

Income (Loss) Per Share:
  Basic                                                        $      (2.33)        $      0.66        $      (0.96)
                                                               ============         ===========        ============
  Diluted                                                      $      (2.33)        $      0.56        $      (0.96)
                                                               ============         ===========        ============

Weighted Average Number of Shares:
  Basic                                                           1,700,237           1,563,092           1,594,387
                                                               ============         ===========        ============
  Diluted                                                         1,700,237           1,844,346           1,594,387
                                                               ============         ===========        ============

Effect of change in accounting estimate:
  Increase net income                                          $    776,000         $        --        $         --
                                                               ============         ===========        ============
  Increase income per share                                    $       0.46         $        --        $         --
                                                               ============         ===========        ============

The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity (Deficit)
               For the years ended June 30, 2001, 2000, and 1999

                                                                Preferred Stock                      Common Stock
                                                          --------------------------         ----------------------------
                                                           Shares           Amount            Shares             Amount
                                                          -------         ----------         ---------         ----------
Balance, June 30, 1998                                     36,359         $  200,000         1,573,196         $  574,000

Issuance of common stock, net of
  issuance expenses                                            --                 --            46,450              1,000
Compensation expense for stock
  option issuance                                              --                 --                --             37,000
Net Loss                                                       --                 --                --                 --
                                                          -------         ----------         ---------         ----------

Balance, June 30, 1999                                     36,359            200,000         1,619,646            612,000

Issuance of preferred stock, net of
  issuance expenses                                       997,000          5,164,000                --                 --
Reaquisition of note receivable
  with common stock                                            --                 --           (72,727)          (120,000)
Acquisition of preferred stock                            (40,545)          (223,000)               --                 --
Forfeited stock options                                        --                 --                --            (37,000)
Net Income                                                     --                 --                --                 --
                                                          -------         ----------         ---------         ----------

Balance, June 30, 2000                                    992,814          5,141,000         1,546,919            455,000

Subscriptions received                                         --                 --                --                 --
Acquisition of preferred stock                               (812)          (165,000)               --                 --
Issuance of common stock, net                                  --                 --           267,824          1,363,000
Net Loss                                                       --                 --                --                 --
                                                          -------         ----------         ---------         ----------

Balance June 30, 2001                                     992,002         $4,976,000         1,814,743         $1,818,000
                                                          =======         ==========         =========         ==========


                                                         Shareholder
                                                             Note           Accumulated       Subscription
                                                          Receivable          Deficit          Receivable          Total
                                                         -----------        -----------       ------------      -----------
Balance, June 30, 1998                                    $(120,000)        $  (170,000)        $     --        $   484,000

Issuance of common stock, net of
  issuance expenses                                              --                  --               --              1,000
Compensation expense for stock
  option issuance                                                --                  --               --             37,000
Net Loss                                                         --          (1,536,000)              --         (1,536,000)
                                                          ---------         -----------         --------        -----------

Balance, June 30, 1999                                     (120,000)         (1,706,000)              --         (1,014,000)

Issuance of preferred stock, net of
  issuance expenses                                              --                  --               --          5,164,000
Reaquisition of note receivable
  with common stock                                         120,000                  --               --                 --
Acquisition of preferred stock                                   --                  --               --           (223,000)
Forfeited stock options                                          --                  --               --            (37,000)
Net Income                                                       --           1,033,000               --          1,033,000
                                                          ---------         -----------         --------        -----------

Balance, June 30, 2000                                           --            (673,000)              --          4,923,000

Subscriptions received                                           --                  --          143,000            143,000
Acquisition of preferred stock                                   --                  --               --           (165,000)
Issuance of common stock, net                                    --                  --               --          1,363,000
Net Loss                                                         --          (3,956,000)              --         (3,956,000)
                                                          ---------         -----------         --------        -----------

Balance June 30, 2001                                     $      --         $(4,629,000)        $143,000        $ 2,308,000
                                                          =========         ===========         ========        ===========

The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows For the
                    years ended June 30, 2001, 2000, and 1999

                                                                                 2001                2000                1999
                                                                              -----------         -----------         -----------
Cash Flows From Operating Activities
Net Income                                                                    $(3,956,000)        $ 1,033,000         $(1,536,000)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                               1,046,000           1,461,000             501,000
    Write-off of investment in internet service provider                               --             100,000                  --
    Stock compensation expense                                                         --             (37,000)             37,000
    Provision for doubtful receivables, and writeoffs                           1,040,000             427,000              73,000
    Changes in operating assets and liabilities
      Accounts receivable and communications receivable                          (300,000)            (39,000)         (1,226,000)
      Inventories                                                                (309,000)           (739,000)           (136,000)
      Prepaid expenses and other assets                                          (219,000)           (127,000)            (87,000)
      Commissions payable                                                         (46,000)           (303,000)            362,000
      Accounts payable                                                            187,000            (404,000)          1,007,000
      Accrued compensation                                                       (742,000)            536,000              66,000
      Sales tax payable                                                           139,000            (140,000)            187,000
      Accrued expenses                                                           (460,000)            385,000             300,000
      Deferred revenue                                                           (516,000)            548,000             275,000
                                                                              -----------         -----------         -----------
        Total adjustments                                                        (180,000)          1,668,000           1,359,000
                                                                              -----------         -----------         -----------

        Net cash provided by (used in) operating activities                    (4,136,000)          2,701,000            (177,000)
                                                                              -----------         -----------         -----------

Cash Flows From Investing Activities
  Capital expenditures                                                           (738,000)           (627,000)           (641,000)
  Investment in Internet service provider                                              --                  --            (100,000)
  Liquidation of short-term investments                                                --              10,000                  --
                                                                              -----------         -----------         -----------

        Net cash used in investing activities                                    (738,000)           (617,000)           (741,000)
                                                                              -----------         -----------         -----------

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

               For the years ended June 30, 2001, 2000, and 1999

                                                                                 2001                2000                1999
                                                                              -----------         -----------         -----------
Cash Flows From Financing Activities
  Net proceeds from issuance and acquisition of stock                           1,198,000           5,164,000                  --
  Net borrowings (payments) on line of credit                                     (65,000)         (1,325,000)          1,390,000
  Payments on lease obligations                                                  (978,000)           (853,000)           (825,000)
  Repurchase of preferred stock                                                        --            (223,000)                 --
  Proceeds from issuance of common stock                                               --                  --               1,000
                                                                              -----------         -----------         -----------

        Net cash provided by financing activities                                 155,000           2,763,000             566,000
                                                                              -----------         -----------         -----------

Net Increase (Decrease) in Cash                                                (4,719,000)          4,847,000            (352,000)

Cash and Cash Equivalents, Beginning of Year                                    4,867,000              20,000             372,000
                                                                              -----------         -----------         -----------

Cash and Cash Equivalents, End of Year                                        $   148,000         $ 4,867,000         $    20,000
                                                                              ===========         ===========         ===========

Supplemental Cash Flow Disclosures:
  Cash paid for interest                                                      $   448,000         $   578,000         $        --
                                                                              ===========         ===========         ===========

  Cash paid for income taxes                                                  $        --         $        --         $        --
                                                                              ===========         ===========         ===========

The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

NOTE 1 ORGANIZATION AND PRESENTATION

       Description of Business and Operations

       Maxxis Group, Inc., a Georgia corporation, was incorporated on January 24, 1997 ("Inception") and is headquartered in Tucker, Georgia. Maxxis Group, Inc.'s principal business operations are carried out through its wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Telecom, Inc., which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in December 1997. Maxxis Group, Inc., together with its wholly owned subsidiaries (collectively referred to as the "Company"), was founded for the purpose of selling communications products and services, private label nutritional products, and other consumable products and services through a multilevel marketing system of independent associates ("IAs") to subscribers throughout the United States. The Company currently markets long-distance services and communications services, such as travel cards, prepaid phone cards, 800 service, Internet access, Web page development and hosting services, and international telecommunications service, as well as private label nutritional products.

       The Company's ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional employees, train and manage both current and new employees, and expand the level of IAs. Growth may place a significant strain on the Company's operational resources and systems, and failure to effectively manage growth would have a material effect on the Company's business. For the year ended June 30, 2001, the Company incurred a net loss of approximately $4.0 million and experienced net cash used in operations of approximately $4.1 million. In addition, the Company's ratio of current assets to current liabilities was .64 at June 30, 2001. These matters may indicate doubt regarding the Company's ability to continue as a going-concern. To address these issues management of the Company has implemented financial control plans to effectively manage the Company's cost structure and to enhance the Company's customer base. The ability of the Company to continue is dependent upon the success of management's plans.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements of the Company include the accounts of Maxxis Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Revenue Recognition

       Communications services revenues consist of sales of prepaid phone cards to IAs, commissions generated from an agreement to resell long-distance services, long-distance services directly provided by the Company and from Internet related services. From inception through March 1999, the Company purchased prepaid phone cards from an independent tariffed long-distance reseller (the "Reseller"), and IAs, in turn, purchased these prepaid phone cards from the Company. Revenues from prepaid phone cards were recognized when the cards were sold to IAs, net of an estimate of sales returns for defective or unused cards. Active IAs have the right to return defective or unused cards for up to 30 days after the date of purchase. IAs that terminate their relationship with the Company also have up to one year from the date of purchase to return cards that are unused and sealed in original packaging, for a partial refund.

       Communications services in fiscal year 1999 also include long distance revenues generated by the Company's agreement with the Reseller under which the Company received a percentage of the gross long-distance revenues generated by the Company's customers, less billing adjustments. The Company recognized long-distance revenues when services were provided by the Reseller, net of an estimate for billing adjustments. The Reseller assumed the risk of all bad debts. Amounts due to the Company from the Reseller are included in communications receivable in the accompanying balance sheet.

       In February 1999, the Company entered into an agreement to lease telephone switching equipment (the "Maxxis Switch"). The Maxxis Switch provided the Company with the ability to directly provide long-distance services. In March 1999 ("March Agreement") the Company entered into an agreement with two independent tariffed long-distance suppliers to provide for additional capacity for

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Revenue Recognition (continued)

       telecommunications traffic that is not routed through the Maxxis Switch. In April 1999, the Company began transferring its existing long-distance customers from the Reseller's network to the Maxxis Switch and began routing traffic through the long-distance suppliers under the March Agreement. In addition, the Maxxis Switch began carrying traffic related to the Company's prepaid phone cards (the "Switch Phone Cards").

       The Company recognizes long-distance revenues as services are provided, net of an estimate for billing adjustments. The Company assumes the risk of all bad debts. Amounts due to Company related to direct long-distance services are included in accounts receivable in the accompanying balance sheets.

       Revenue from Web Hosting services is recognized as services are provided to the IAs.

       Nutritional services revenues consist of sales of private label nutritional products manufactured by various suppliers and are recorded as products are shipped to IAs, net of an estimate of returned products.

       Marketing services revenues primarily consist of revenue from IAs for the sale of distributor kits and sales aids, which include forms, promotional brochures, marketing materials, and presentation materials designed to assist IAs in the conduct of their business.

       Deferred Revenue

       Deferred revenue consists of the annual nonrefundable renewal fee assessed to IAs, unused time related to Switch Phone Cards, unearned web site hosting revenues and cash received for unshipped nutritional products. The annual nonrefundable renewal fee provides IAs with the right to sell the Company's products and services. This fee is assessed to IAs after their first year with the Company. The Company recognizes this revenue on a straight-line basis over the IAs' renewal period. Revenue generated from unused time on the Switch Phone Cards is recognized as the time is used.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Costs of Goods and Services Sold

       Communications services costs primarily include the costs of purchasing prepaid phone cards from the Reseller in fiscal year 1999, the cost of long-distance network services purchased from the long-distance suppliers, and depreciation expense related to the Maxxis Switch.

       Nutritional services costs include the costs of purchasing nutritional products from third party suppliers.

       Marketing service costs include the costs of printing and designing associate applications, starter kits, associate memberships, and other sales aids.

       Selling and Marketing Expenses

       Selling and marketing expenses primarily consist of commissions paid to IAs based on their sponsorship of the new IAs and on the sale of communications services and nutritional products.

       General and Administrative Expenses

       General and administrative expenses consist of salary expense for the Company's customer service personnel, office staff, and executive personnel in addition to the cost of the IAs support services and general operating expenses.

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

       The Company markets a line of private label nutritional products. All of the nutritional products offered and distributed by the Company are developed and

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Concentrations of Risks (continued)

       manufactured by third party suppliers. Certain nutritional products the Company offers are proprietary to such suppliers. The Company does not have any written contracts or commitments from any of these suppliers or manufacturers. There can be no assurance that these suppliers will continue to be reliable suppliers to the Company.

       The Company's success will depend heavily upon its ability to attract, maintain, and motivate a large base of IAs who, in turn, sponsor other IAs and sell the Company's products. The Company anticipates significant turnover among IAs, which the Company believes, is typical of direct selling organizations.

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Company maintains cash accounts in several financial institutions in the Atlanta area. Balances with a specific institution may at times exceed insured amounts. The Company considers all highly liquid investment and deposit accounts with an original maturity of three months or less to be cash equivalents.

       Communications Receivable

       A summary of changes in the allowance for doubtful accounts for the years ended June 30, 2000 and 1999 is as follows:

                                                        2000              1999
                                                      ---------         --------
      Balance, beginning of year                      $ 113,000         $ 40,000
             Provisions                                 427,000           73,000
             Recoveries                                      --               --
             Write-offs                                (540,000)              --
                                                      ---------         --------
      Balance, end of year                            $      --         $113,000
                                                      =========         ========

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Communications Receivable (continued)

       All communication receivables were written off during the year ended June 30, 2000.

       Accounts Receivable

       A summary of changes in the allowance for doubtful accounts for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                          2001               2000             1999
                                                      -----------         ---------         --------
      Balance, beginning of year                      $   931,000         $ 189,000         $     --
             Provisions                                 1,069,000           927,000          189,000
             Recoveries                                        --                --               --
             Write-offs                                (1,516,000)         (185,000)              --
                                                      -----------         ---------         --------
      Balance, end of year                            $   484,000         $ 931,000         $189,000
                                                      ===========         =========         ========

       Inventories

       Inventories consist of the following as of June 30, 2001 and 2000.

                                                       2001               2000
                                                    ----------        ----------
      Prepaid phone cards                           $  104,000        $  133,000
      Sales aids                                       741,000           310,000
      Nutritional products                             557,000           650,000
                                                    ----------        ----------
                                                    $1,402,000        $1,093,000
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

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Property and Equipment (continued)

       The Company continually evaluates the propriety of the carrying amounts of long-lived assets as well as the depreciation periods to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives.

       Income Taxes

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that deferred income taxes be provided based on the estimated future tax effects of differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based on provisions of enacted tax laws.

       Income/(Loss) Per Share

       The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires the computation of (loss)/ income per share on both a basic and diluted basis. Basic (loss)/income per share is determined using the weighted average number of shares of outstanding common stock over the course of the fiscal year. Diluted
       (loss)/income per share is computed using the weighted average number of common stock and share equivalents outstanding considering the dilutive effects of outstanding stock options and warrants as determined using the treasury stock method and convertible equity securities using the "if converted" method. All outstanding options and warrants issued by the Company carry exercise prices which are equal to the current market value of the Company's common stock; therefore, they have no dilutive effect to
       (loss)/ earnings per share for the years ended June 30, 2001, 2000 and 1999. The Series A Convertible Preferred Stock is assumed converted at the later of the date the shares were issued or the beginning of the period in the determination of diluted weighted average shares.

       Capitalized Software Development Costs

       Certain software development costs pertaining to a software application which is used internally for processing applications and for customer service have been

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Capitalized Software Development Costs (continued)

       capitalized as incurred. Capitalization of software development cost begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies. Software development costs are amortized over an estimated useful life of three years, and amortization expenses were approximately $50,000, $185,000, and $136,000 for the years ended June 30, 2001, 2000, and 1999.

       Fair Value of Financial Instruments

       The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their values because of the short-term nature of such instruments. The carrying value of the Company's debt approximates fair value because the terms of the Company's debt approximate terms currently available on similar debt.

NOTE 3 PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at June 30, 2001 and 2000:

                                                              2001                2000
                                                          -----------         -----------
      Computer and office equipment, and other            $ 1,354,000         $   644,000
      Capital leases                                        5,759,000           5,759,000
      Furniture and fixtures                                  178,000             177,000
      Leasehold improvements                                  131,000              98,000
      Construction in progress                                     --               6,000
                                                          -----------         -----------
                                                            7,422,000           6,684,000
      Less: Accumulated depreciation                       (2,680,000)         (1,684,000)
                                                          -----------         -----------
      Property and equipment, net                         $ 4,742,000         $ 5,000,000
                                                          ===========         ===========

       Depreciation expense was $996,000, $1,276,000, and $365,000 for the years ended June 30, 2001, 2000, and 1999.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 4 CAPITAL LEASE OBLIGATIONS

       On September 29, 1998, the Company entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. Payments on the lease are due in monthly installments of $118,000 and carry an imputed rate of interest of approximately 12%. These leases expire in 2004 and contain purchase options which are exercisable at the end of the original lease terms. The capital lease obligation is secured by the intangible and tangible assets of the Company. Assets financed under capital leases are included in property and equipment. Depreciation expense on the assets under capital lease was approximately $329,000 for the year ending June 30, 2001.

       Maturities of capital lease obligations for the years subsequent to June 30, 2001 are as follows:

       2002                                                         $ 1,416,000
       2003                                                           1,416,000
       2004                                                             706,000
                                                                    -----------
                                                                      3,538,000
      Less: Amounts representing interest                              (435,000)
                                                                    -----------
                                                                      3,103,000
      Less: Current maturities                                       (1,233,000)
                                                                    -----------
      Long-term capital lease obligations                           $ 1,870,000
                                                                    ===========

       During the year ended June 30, 2001, the Company, in evaluating the estimated useful life of the telephone switching equipment, determined that the appropriate estimated useful life of the asset will now be approximately fifteen years. Prior to 2001, the Company was depreciating the asset over an estimated useful life of five years. The Company has accounted for the change in the estimated useful life as a change in accounting estimate.

NOTE 5 INCOME TAXES

       The Company's deferred tax assets and liabilities are as follows as of June 30, 2001 and 2000:

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 5 INCOME TAXES (CONTINUED)

                                                      2001               2000
                                                  -----------         ---------
      Property and equipment                      $  (146,000)        $(146,000)
      Organizational costs                                 --             7,000
      Net operating losses                          1,723,000           397,000
      Valuation allowance                          (1,577,000)         (258,000)
                                                  -----------         ---------
      Net deferred tax assets                     $        --                --
                                                  ===========         =========

       Based on uncertainties associated with the future realization of deferred tax assets, the Company established a valuation allowance against the net deferred tax assets of the Company. At June 30, 1999, the Company had net operating loss carryforwards of approximately $1,719,000, of which $674,000 was utilized in 2000. At June 30, 2001 the Company has a total net operating loss carryforward of approximately $5,000,000 that will begin expiring in the year 2012 unless previously utilized.

       A reconciliation of the benefit for income taxes at the statutory federal income tax rate to the Company's tax benefit as reported in the accompanying statements of operations is stated below:

                                                         2001               2000               1999
                                                      -----------         ---------         ---------
      Tax (benefit) computed at                                                                     $
        statutory rate                                 (1,121,000)        $ 339,000         $(522,000)
      State income taxes (benefit)                       (198,000)           39,000           (61,000)
      Nondeductible expenses                                   --             4,000             3,000
      Change in valuation allowance                     1,319,000          (382,000)          580,000
                                                      -----------         ---------         ---------
      Income tax (benefit)                            $        --         $      --         $      --
                                                      ===========         =========         =========

NOTE 6 LINE OF CREDIT

       On November 22, 1998, the Company entered into a line of credit (the "Line of Credit") with the Maxxis Millionaire Society, a Georgia partnership in which certain members of the Company's management are partners. The Line of Credit was amended on May 1, 1999. Pursuant to the Line of Credit, the Company may borrow up to $2,000,000 at 10% annual interest. Advances or interest thereon pursuant to the Line of Credit are payable on demand. As of June 30, 2001 there were no advances or accrued interest outstanding on this line of credit.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 7 COMMITMENTS AND CONTINGENCIES

       Operating Leases

       The Company leases certain office equipment and office space under operating leases. For the years ended June 30, 2001, 2000 and 1999 the Company's total rental expenses were approximately $150,000 to $200,000, annually.

       Minimum lease payments under noncancelable leases for the years subsequent to June 30, 2001 are as follows:

       2002                                                             $216,000
       2003                                                              185,000
                                                                        --------
                                                                        $401,000
                                                                        ========

       Litigation

       The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of any currently existing such matters will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

       Telecom Service Agreements

       The Company entered into agreements for telecommunications services with two independent tariffed long-distance providers (collectively, the "Suppliers" or individually, the "Supplier") in January 1999 (the "January Agreement") and March 1999 (the "March Agreement"). Under the March Agreement, the Company is obligated to purchase a minimum monthly amount of telecommunications services.

       Employee Agreements

       The Company has entered into employment agreements with certain executive officers (the "Employment Agreements"). Generally, the Employment Agreements provide for a minimum weekly salary. In addition, the employee

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 7 COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Employee Agreements (continued)

       may participate in a bonus program and shall be eligible to receive quarterly or annual payments of a performance bonus based on the achievement of targeted levels of performance and such other criteria as the Board of Directors of the Company shall establish from time to time. The chief executive officer Employment Agreement provided for an additional bonus payment on July 1, 1999 and 2000. All unpaid bonuses are included in accrued compensation in the accompanying balance sheets.

       Each of the Employment Agreements has a one year term, and renews daily until either party fixes the remaining term at one year by giving written notice. The Company can terminate each employee upon death or disability (as defined in the Employee Agreements) or with or without cause upon delivery of a notice of termination. If the employee is terminated because of death or disability, the employee or his/her beneficiary is entitled to receive any accrued compensation through the termination date along with any accrued performance bonus. If the employee is terminated without cause, the Company is required to pay to the employee severance payments equal to his/her minimum base salary for each week during the six-month period following the termination date. If the employee is a director or officer of the Company or any of its affiliates, the employee must tender his/her resignation to such position effective as of the termination date.

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

       Relationship with IAs

       Because IAs are classified as independent contractors and not as employees of the Company, the Company does not provide them with the same level of direction and oversight as Company employees. While the Company has policies and rules in place governing the business conduct of IAs and intends to review periodically the sales practices of its IAs, it may be difficult to enforce such policies and rules.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 7 COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Relationship with IAs (continued)

       Violation of these policies and rules might reflect negatively on the Company and may lead to complaints to or by various federal and state regulatory authorities. Violation of the Company's policies and rules could subject the Company and its long-distance suppliers to complaints regarding the unauthorized switching of suppliers' long distance carriers (also known in the industry as "slamming"). Such complaints could have a material adverse effect on the Company's business, financial condition, and results of operations.

       Regulation of Network Marketing and Effect of State Laws

       The Company's network marketing system is subject to or affected by extensive government regulation, including, without limitation, federal and state regulations governing the offer and sale of business franchises, business opportunities, and securities. Various governmental agencies monitor direct selling activities, and the Company could be required to supply information regarding its marketing plan to such agencies. Although the Company believes that its network marketing system is in material compliance with the laws and regulations relating to direct selling activities, there can be no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's business, financial condition, and results of operations. The Company could also be found to be in noncompliance with existing statues or regulations as a result of, among other things, misconduct by IAs, over whom the Company has limited control; the ambiguous nature of certain of the regulations; and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that the Company or IAs are not in compliance with existing statues or regulations could have a material adverse effect on the Company's business, financial condition, and results of operations. An adverse determination by any one state on any regulatory matter could influence the decisions of regulatory authorities in other jurisdictions.

NOTE 8 SHAREHOLDER'S EQUITY

       The Company and certain of its shareholders have entered into a shareholders' agreement whereby the shareholders agreed to certain restrictions on the transfer or other disposition of the shares of common stock held by each holder. In the

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 8 SHAREHOLDERS' EQUITY (CONTINUED)

       event a shareholder intends to transfer his/her common stock to a nonpermitted transferee, the Company and the remaining shareholders have a right of first refusal to purchase the transferring shareholder's common stock at fair market value. In addition, if the Company terminates a shareholder's employment or engagement as a sales representative or consultant for cause, the Company has the right to repurchase, at fair market value, an amount of the shareholder's common stock which starts at 100% and declines 20% for each completed year of service with the Company. If the right of first refusal or the Company's right to purchase is exercised, these provisions could have the effect of further concentrating the stock ownership and voting power of the Company.

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

       Effective February 17, 1998, the Company declared a 1-for-11 reverse stock split for all classes of common stock. The Company also effected a plan of reorganization pursuant to which each outstanding share of Class A common stock and Class B common stock was converted to one share of common stock ("Common Stock"). All share, per share, and weighted average share information in the financial statements prior to this has been restated and now reflects this stock split and reorganization.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 8 SHAREHOLDERS' EQUITY (CONTINUED)

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

       Additionally, in February 1998, the Company amended and restated its articles of incorporation such that the Company is authorized to issue 20,000,000 and 10,000,000 shares of no par value Common Stock and nonvoting preferred stock (the "Preferred Stock"), respectively. One million shares of the Company's Preferred Stock have been designated as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidation preference of $5.50 per share (as adjusted for any combinations, consolidations, stock distributions, or stock dividends with respect to such shares) plus all declared or accumulated but unpaid dividends. The Series A shareholders have the right to convert each share in to a share of Common Stock, pursuant to the articles of incorporation, at any time beginning 14 months after the date of issuance.

       On September 16, 1998, the board of directors adopted the Maxxis Group, Inc. 1998 Stock Option Plan which permits the Company to grant options to purchase shares of Common Stock to company officers, directors, key employees, advisors, and consultants. In December 1998, the board of directors granted options to purchase 59,133 shares of Common stock at an exercise price of $5.50 per share, the estimated fair value at the date of grant. The options vest based on time as defined in the option statement. As of June 30, 1999, 20,105 options were vested and exercisable.

       In addition, in December 1998, the board of directors granted options to purchase 6,819 shares of Common stock at an exercisable price of $-0- per share. The options vest based on time as defined in the option agreement. As of June 30, 1999, 3,410 of these options were vested and exercisable. The Company recorded $37,000 of compensation expense for these options for the year ended June 30,

                      MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 8 SHAREHOLDERS' EQUITY (CONTINUED)

       1999. During fiscal year 2000, all 62,543 of these options were cancelled upon termination of the employee, to whom the options were granted, resulting in the reversal of previously recorded compensation expense. During the year ended June 30, 2000 the Company granted 119,781 stock options at an exercise price of $5.50 per option. The options expire within 10 years from the date of grant and vest over periods from immediate vesting to 10 years.

       From January to February of 1999, the Company conducted its public offering of common stock. Pursuant to this offering, the Company sold 46,450 shares of Common Stock at an offering price of $5.50 per share pursuant to a registration statement of Form S-1 (Commission File No. 333-38623). The Company's gross proceeds from the offering were approximately $255,475; the Company's proceeds, net of offering expenses were approximately $1,000.

       In 1999, the Company adopted the disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with provisions of SFAS 123, the Company is required to calculate pro forma compensation cost of all stock options granted using an option-pricing model. Accordingly, the fair value of the stock option grants has been determined utilizing the Black-Scholes method using the following assumptions for 2001 and 2000, respectively: a risk-free interest rate of approximately 6.43% and 6.43%, dividend yield of 0%, volatility of 50% and 50%, and an expected life of five years. Using these assumptions, the fair value of the stock options issued at the date of grant was $0 and $55,387 for 2001 and 2000, respectively. Pro forma compensation expense for the years ended June 30, 2001 and 2000 would have been $40,000 and $71,926, respectively. For options outstanding at June 30, 2001 the weighted average exercise price was $5.50 and the weighted average remaining contractual life was 9 years. At June 30, 2001, 115,481 options were vested and exercisable.

       From March, 2000 to May, 2000, the Company sold 992,022 shares of Series A Convertible Preferred Stock solely to accredited investors at a purchase price of $5.50 per share.

       From October, 2000 to December, 2000, the Company sold 267,824 shares of common stock solely to accredited investors at a purchase price of $5.50 per share.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 9 SALES REPRESENTATIVE AGREEMENTS

       The Company has entered into sales representative agreements (collectively, the "Sales Representative Agreements") with ten independent sales representatives. The Sales Representative Agreements provide for minimum weekly compensation, and quarterly payments of a bonus based on the achievement of targeted levels of performance. Unpaid bonuses are included in accrued compensation in the accompanying balance sheets. Each sales representative is an independent contractor, and the Company does not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

       Each of the Sales Representative Agreements has a term of one year, and the term renews daily until either party fixes the remaining term of one year by giving written notice. The Company can terminate each sales representative upon death or disability (as defined in the Sales Representative Agreements) or with or without cause upon delivery to the sales representative of a notice of termination. If a sales representative is terminated, the sales representative will receive any accrued fees through the termination date and any accrued performance bonus, unless the sales representative is terminated for cause. If a sales representative is a director or officer of the Company or any of its affiliates, the sales representative shall tender his resignation to such position effective as of the termination date. Under the Sales Representative Agreements, each sales representative agrees to maintain the confidentiality of the Company's trade secrets and confidential business information.

NOTE 10 RELATED PARTY TRANSACTION

       During the year ended June 30, 2001 the Company acquired from the Maxxis Millionaire Society, (a related party), certain business lines of the Maxxis Millionaire Society that were established through the Company. The Company paid approximately $1.1 million for the acquisition of the business lines.

NOTE 11 SEGMENT REPORTING

       The Company is a multilevel network marketing company with continuing operations in three reportable segments: communications, nutritional products, and marketing services.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

NOTE 11 SEGMENT REPORTING (CONTINUED)

       The Company's communications services segment markets long-distance services and value-added services, such as travel cards, prepaid phone cards, 800 service, Internet Access, Web page development and hosting services, and international telecommunications service.

       The Company's nutritional products segment distributes a line of private label nutritional and health enhancement products.

       The Company's marketing services segment markets sales aids, distributor kits, marketing materials, and support training services.

       Included in corporate activities are general and administrative expenses and certain long-term assets related to the corporate group.

       The Company's segment reporting is as follows on the next page:

                      MAXXIS GROUP, INC. AND SUBSIDIARIES

                         June 30, 2001, 2000, and 1999

                                             Communications     Nutritional       Marketing         Corporate
                                                Services          Products         Services           Group              Total
                                             -------------------------------------------------------------------------------------
Year ended June 30, 1999:
Revenues                                      $ 8,416,000       $ 1,371,000      $ 2,557,000       $        --       $ 12,344,000
Gross Profit                                    6,250,000           709,000        1,610,000                --          8,569,000
Depreciation and amortization                     388,000             1,000            2,000           110,000            501,000
Operating income (loss)                          (328,000)          129,000         (344,000)         (637,000)        (1,180,000)
Segment assets                                  7,450,000           458,000          298,000            80,000          8,286,000
Capital expenditures                              598,000             5,000           13,000            25,000            641,000

Year ended June 30, 2000:
Revenues                                        9,646,000        17,003,000        2,484,000                --         29,133,000
Gross Profit                                    4,354,000        13,600,000        1,965,000                --         19,919,000
Depreciation and amortization                   1,215,000             4,000           27,000           215,000          1,461,000
Operating income (loss)                           532,000        12,591,000       (9,499,000)       (1,980,000)         1,644,000
Segment assets                                  3,151,000         7,358,000          766,000         1,392,000         12,667,000
Capital expenditures                              273,000            24,000           62,000            75,000            434,000

Year ended June 30, 2001:
Revenues                                        4,375,000         2,851,000        3,500,000                --         10,726,000
Gross Profit                                    1,361,000         2,038,000        2,801,000                --          6,200,000
Depreciation and amortization                     870,000             3,000           19,000           154,000          1,046,000
Operating income (loss)                        (1,491,000)        1,313,000         (670,000)       (2,660,000)        (3,508,000)
Segment assets                                  1,966,000         3,425,000          646,000         1,391,000          7,428,000
Capital expenditures                              464,000            41,000          105,000           128,000            738,000

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       ASSETS

                                                                                    September 30, 2001     June 30, 2001
                                                                                    ------------------     -------------
                                                                                        (unaudited)          (audited)
CURRENT ASSETS:
             Cash and equivalents                                                       $   126,000         $   148,000
             Accounts Receivable, net of allowance of $1,089,000                            399,000             341,000
             Inventories, net                                                             1,330,000           1,402,000
             Prepaid expenses                                                               251,000             276,000
             Other current assets                                                                --                  --
                                                                                        -----------         -----------
               Total Current Assets                                                       2,106,000           2,167,000


Property and Equipment,  net                                                              4,650,000           4,742,000
Capitalized software development costs, net                                                 204,000             396,000
Other assets                                                                                123,000             123,000
                                                                                        -----------         -----------
             TOTAL ASSETS                                                               $ 7,083,000         $ 7,428,000
                                                                                        ===========         ===========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

             Accounts payable                                                           $ 1,196,000         $ 1,001,000
             Commissions payable                                                             24,000             114,000
             Accrued  Compensation                                                           49,000              14,000
             Taxes payable                                                                  246,000             316,000
             Accrued liabilities                                                            108,000             100,000
             Current maturities of long term leases                                       1,233,000           1,233,000
             Deferred revenue                                                               316,000             362,000
                                                                                        -----------         -----------
               Total Current Liabilities                                                  3,172,000           3,140,000
                                                                                        -----------         -----------

LONG TERM LIABILITIES

             Line of Credit                                                                      --                  --
             Contracts                                                                      264,000             110,000
             Long term lease obligations                                                  1,608,000           1,870,000
                                                                                        -----------         -----------
               Total Long Term  Liabilities                                               1,872,000           1,980,000
                                                                                        -----------         -----------

SHAREHOLDERS' EQUITY
             Preferred stock, no par value; 10,000,000 shares
               authorized, 1,000,000 shares designated as Series A
               Convertible Preferred Stock, of which 992,022 shares are
               issued and outstanding                                                   $ 4,976,000         $ 4,976,000
             Common stock, no par value; 20,000,000 shares authorized,
               of which 1,810,743 and 1,814,743 shares were issued and
               outstanding at September 30, and June 30, 2001, respectively               1,796,000           1,818,000
             Subscription receivable                                                        397,000             143,000
             Treasury Stock, at cost                                                                                 --
             Accumulated earnings (deficit)                                              (5,130,000)         (4,629,000)
                                                                                        -----------         -----------
               Total Shareholders' equity                                                 2,039,000           2,308,000
                                                                                        -----------         -----------


             TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                    $ 7,083,000         $ 7,428,000
                                                                                        ===========         ===========


                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                   SEP. 30, 2000      SEP. 30, 2001
                                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

               NET EARNINGS (LOSS)                                                                  $  (252,000)        $(501,000)
               Adjustments to reconcile net loss to net cash provided by operating activities
               Write-off investment in internet service provider                                             --
                   Depreciation and Amortization                                                        176,000           284,000
                   Provision for doubtful receivables                                                                      18,000
                   Compensation expense related to stock options                                             --                --
                   Changes in Assets and Liabilities
                     Communications receivables                                                              --                --
                     Accounts Receivable                                                                (15,000)          (58,000)
                     Inventories                                                                       (725,000)           72,000
                     Prepaid expenses                                                                    66,000            25,000
                     Other assets                                                                        37,000                --
                     Accounts payable                                                                  (383,000)          407,000
                     Commissions payable                                                                (88,000)          (90,000)
                     Taxes payable                                                                      (94,000)          (70,000)
                     Accrued compensation and accrued liabilities                                    (1,695,000)           43,000
                     Deferred Revenue                                                                  (174,000)          (46,000)
                                                                                                    -----------         ---------
                         Total adjustments                                                           (2,895,000)          585,000
                                                                                                    -----------         ---------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                                   (3,147,000)           84,000
                                                                                                    -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital expenditures                                                                          --           (92,000)
               Software development costs                                                               (49,000)         (192,000)
                                                                                                    -----------         ---------
                     NET CASH USED BY INVESTING ACTIVITIES                                              (49,000)         (284,000)
                                                                                                    -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from the sale of common stock                                                   493,000                --
               Repurchase of Common Stock                                                                    --           (22,000)
               Proceeds from Sale of Customer Base                                                           --           408,000
               Payments on purchase of treasury stock                                                        --                --
               Net borrowings (payments) on Line of Credit                                              (65,000)               --
               Payments on capital lease obligations                                                   (239,000)         (208,000)
                                                                                                    -----------         ---------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          189,000           178,000
                                                                                                    -----------         ---------


NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                          (3,007,000)          (22,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                                    4,867,000           148,000
                                                                                                    -----------         ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                        $ 1,860,000         $ 126,000
                                                                                                    ===========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

               Cash Paid for Interest                                                                        --         $  57,000

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                               THREE MONTHS ENDED
                                   (UNAUDITED)

                                                             Sept. 30, 2000      Sept. 30, 2001
                                                             --------------      --------------
REVENUES
  Telecommunication services                                   $ 1,057,000         $   965,000
  Nutritional Products                                           1,259,000             462,000
  Marketing services                                             1,022,000             648,000
                                                               -----------         -----------
         Total revenues                                          3,338,000           2,075,000

COST OF SERVICES
  Telecommunication services                                     1,032,000             561,000
  Nutritional Products                                             362,000              97,000
  Marketing services                                               137,000             198,000
                                                               -----------         -----------
       Total cost of services                                    1,531,000             856,000

          GROSS MARGIN                                           1,807,000           1,219,000

OPERATING EXPENSES
  Selling and marketing                                            881,000             660,000
  General and Administrative                                     1,132,000           1,057,000
                                                               -----------         -----------
          Total operating expenses                               2,013,000           1,717,000
                                                               -----------         -----------
OPERATING INCOME                                                  (206,000)           (498,000)

Interest Income  (Expense)                                         (46,000)             (3,000)

INCOME (LOSS)  BEFORE TAXES                                       (252,000)           (501,000)
                                                               -----------         -----------

PROVISION FOR TAXES                                                     --                  --
                                                               -----------         -----------

NET INCOME (LOSS)                                              $  (252,000)        $  (501,000)
                                                               ===========         ===========

NET INCOME (LOSS) PER SHARE                                    $     (0.16)        $     (0.28)
                                                               ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
AND SHARE AND EQUIVALENTS OUTSTANDING                            1,546,919           1,810,743
                                                               ===========         ===========