Form 10-Q
period 2001-09-30
MAXXIS GROUP INC
filed 2002-03-01
CIK 1045703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________, 200_.

                         Commission File Number: 0-31687

                                ---------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at February 19, 2002

        Common Stock, no par value                  1,810,743

================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART I                          FINANCIAL INFORMATION

               Item 1.          Financial Statements...............................................    3

                                Condensed Consolidated Balance Sheets as of
                                September 30, 2001 (Unaudited) and June 30, 2001...................    3

                                Condensed Consolidated Income Statements for the
                                Three Months ended September 30, 2000 and 2001 (Unaudited).........    4

                                Condensed Consolidated Statements of Cash Flows for the
                                Three Months ended September 30, 2000 and 2001 (Unaudited).........    5

                                Notes to Condensed Consolidated Financial
                                Statements (Unaudited).............................................    6

               Item 2.          Management's Discussion and Analysis of Financial
                                Condition and Results of Operations................................    8

               Item 3.          Quantitative and Qualitative Disclosure About
                                 Market Risks......................................................   13

PART II                         OTHER INFORMATION

               Item 1.          Legal Proceedings..................................................   13

               Item 4.          Submission of Matters to a Vote of Security Holders................   13

               Item 6.          Exhibits and Reports on Form 8-K...................................   14

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30, 2001   JUNE 30, 2001
                                                                               ------------------   -------------
                                                                                   (UNAUDITED)         (AUDITED)
                                ASSETS

Current assets:
   Cash and equivalents ....................................................      $    126,000       $    148,000
   Accounts receivable, net of allowance for doubtful
     accounts of $484,000 and $484,000, respectively .......................           399,000            341,000
   Inventories, net ........................................................         1,330,000          1,402,000
   Prepaid expenses and other current assets ...............................           251,000            276,000
                                                                                  ------------       ------------
     Total current assets ..................................................         2,106,000          2,167,000

Property and equipment, net ................................................         4,650,000          4,742,000
Capitalized software development costs, net ................................           204,000            396,000
Other assets ...............................................................           123,000            123,000
                                                                                  ------------       ------------
         Total assets ......................................................      $  7,083,000       $  7,428,000
                                                                                  ============       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................      $  1,196,000       $  1,001,000
   Commissions payable .....................................................            24,000            114,000
   Accrued compensation ....................................................            49,000             14,000
   Taxes payable ...........................................................           246,000            316,000
   Current maturities of long-term capital lease obligations ...............         1,233,000          1,233,000
   Accrued liabilities .....................................................           108,000            100,000
   Deferred revenue ........................................................           316,000            362,000
                                                                                  ------------       ------------
     Total current liabilities .............................................         3,172,000          3,140,000

Long-term liabilities:
   Contracts ...............................................................           264,000            110,000
   Long-term lease obligations .............................................         1,608,000          1,870,000
                                                                                  ------------       ------------
     Total long-term liabilities ...........................................         1,872,000          1,980,000
                                                                                  ------------       ------------

Shareholders' deficit:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 992,022 shares are issued and outstanding ..............         4,976,000          4,976,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,810,743 and 1,814,743 shares issued and outstanding, respectively ...         1,796,000          1,818,000
   Subscription receivable .................................................           397,000            143,000
   Accumulated deficit .....................................................        (5,130,000)        (4,629,000)
                                                                                  ------------       ------------
     Total shareholders' equity ............................................         2,039,000          2,308,000
                                                                                  ------------       ------------
         Total liabilities and shareholders' equity ........................      $  7,083,000       $  7,428,000
                                                                                  ============       ============

  The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                               THREE MONTHS ENDED
                                   (UNAUDITED)

                                                   SEPTEMBER 30, 2000   SEPTEMBER 30, 2001
                                                   ------------------   ------------------
Revenues:
  Telecommunication services ................         $ 1,057,000          $   965,000
  Nutritional products ......................           1,259,000              462,000
  Marketing services ........................           1,022,000              648,000
                                                      -----------          -----------
     Total revenues .........................           3,338,000            2,075,000
                                                      -----------          -----------

Cost of services:
  Telecommunication services ................           1,032,000              561,000
  Nutritional services ......................             362,000               97,000
  Marketing services ........................             137,000              198,000
                                                      -----------          -----------
     Total cost of services .................           1,531,000              856,000
                                                      -----------          -----------

     Gross Margin ...........................           1,807,000            1,219,000
                                                      -----------          -----------

Operating expenses:
  Selling and marketing .....................             881,000              660,000
  General and Administrative ................           1,132,000              966,000
                                                      -----------          -----------
  Total operating expenses ..................           2,013,000            1,626,000
                                                      -----------          -----------
    Operating Income ........................            (206,000)            (407,000)

Interest Income (Expense), net ..............             (46,000)             (94,000)
                                                      -----------          -----------

LOSS BEFORE INCOME TAXES ....................            (252,000)            (501,000)

PROVISION FOR INCOME TAXES                                     --                   --
                                                      -----------          -----------

NET LOSS ....................................            (252,000)            (501,000)
                                                      ===========          ===========

NET LOSS PER SHARE ..........................         $     (0.16)         $     (0.28)
                                                      ===========          ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING .....................           1,546,919            1,810,743
                                                      ===========          ===========

  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                   2000                  2001
                                                                               ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................         $   (252,000)         $   (501,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................              176,000               284,000
     Provision for Doubtful receivables ..............................                   --                18,000
     Changes in assets and liabilities:
       Communications receivable .....................................                   --                    --
       Accounts receivable ...........................................              (15,000)              (58,000)
       Inventories ...................................................             (725,000)               72,000
       Prepaid expenses ..............................................               66,000                25,000
       Other assets ..................................................               37,000                    --
       Accounts payable ..............................................             (383,000)              407,000
       Commissions payable ...........................................              (88,000)              (90,000)
       Taxes payable .................................................              (94,000)              (70,000)
       Accrued compensation and accrued liabilities ..................           (1,695,000)               43,000)
       Deferred revenue ..............................................             (174,000)              (46,000)
                                                                               ------------          ------------
         Total adjustments ...........................................           (2,895,000)              585,000
                                                                               ------------          ------------
              Net cash provided (used) in operating activities .......           (3,147,000)               84,000
                                                                               ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................                   --               (92,000)
   Software development costs ........................................              (49,000)             (192,000)
                                                                               ------------          ------------
              Net cash used in investing activities ..................              (49,000)             (284,000)
                                                                               ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock ................................              493,000                    --
   Repurchase of common stock ........................................                   --               (22,000)
   Proceeds from sale of customer base ...............................                   --               154,000
   Proceeds from subscriptions for preferred stock ...................                   --               254,000
   Proceeds from (payments on) line of credit ........................              (65,000)                   --
   Payments on capital lease obligations .............................             (239,000)             (208,000)
                                                                               ------------          ------------
              Net cash provided by financing activities ..............              189,000               178,000
                                                                               ------------          ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS ..........................           (3,007,000)              (22,000)
CASH AND CASH EQUIVALENTS, beginning of the period ...................            4,867,000               148,000
                                                                               ------------          ------------
CASH AND CASH EQUIVALENTS, end of the period .........................            1,860,000               126,000
                                                                               ------------          ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES OF
  NONCASH INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest ............................................                   --          $     57,000

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

         Our ability to grow and expand may require us to implement and expand our operational and financial systems, recruit additional IAs, and train and manage both current and new IAs. Growth may place a significant strain on our operational resources and systems, and failure to effectively manage any such growth might have a material adverse effect on our business, financial condition, and results of operations.

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2001 and the results of our operations and our cash flows for the three-month periods ended September 30, 2001 and 2000 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:

                                         SEPTEMBER 30,         JUNE 30,
                                             2001                2001
                                         -------------        -----------
         Prepaid phone cards ....         $   103,000         $   104,000
         Sales aids .............             689,000             741,000
         Nutritional products ...             538,000             557,000
                                          -----------         -----------
                                          $ 1,330,000         $ 1,402,000
                                          ===========         ===========

4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, we entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the September 30, 2001 consolidated balance sheet at a gross book value of approximately $4,650,000.

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

         Segment information for the three month periods ended September 30, 2000 and 2001 are as follows:

                                           COMMUNICATIONS   NUTRITIONAL      MARKETING     CORPORATE
                                              SERVICES        PRODUCTS       SERVICES        GROUP            TOTAL
                                           --------------   -----------     ----------     ---------        ----------
         September 30, 2000
            Net revenues ...............     $1,057,000      $1,259,000     $1,022,000      $       --      $3,338,000
            Operating income (loss)  ...       (506,000)        849,000       (235,000)       (314,000)       (206,000)

         September 30, 2001
            Net revenues ...............     $  965,000      $  462,000     $  648,000      $       --      $2,075,000
            Operating income (loss)  ...        198,000         201,000       (281,000)       (525,000)       (407,000)

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

         We initially built a customer base without committing capital or management resources to construct our own communications network and transmission facilities. In February 1997, Maxxis Communications contracted with Colorado River Communications, Corp. ("CRC") to obtain switching and network services and to allow CRC's communications services to be sold by our IAs. In September 1998, we entered into a long-term lease commitment for the exclusive use of telecommunications switching equipment (the "Maxxis Switch") along with certain ancillary computer hardware and software required to operate the Maxxis Switch. In January 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with WorldCom, Inc. to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. During the period of April through July 1999, we migrated our long distance customers from CRC's network to the Maxxis Switch, where we are currently responsible for the provision of telecommunications services and customer support to our long distance customers.

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

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  ------------------
                                                   2000         2001
                                                  -----         ----
         Net revenues:
            Communications services ......          32%          47%
            Nutritional products .........          38           22
            Marketing services ...........          30           31
                                                   ---          ---
              Total net revenues .........         100%         100%
                                                   ===          ===

         Cost of services:
            Communications services ......          31%          26%
            Nutritional products .........          11            5
            Marketing services ...........           4           10
                                                   ---          ---
              Total cost of services .....          46%          41%
                                                   ===          ===

         Operating expenses:
            Selling and marketing ........          26           32
            General and administrative ...          34           46
                                                   ---          ---
              Total operating expenses ...          60%          78%
                                                   ===          ===

    THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

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

         Operating Expenses. Selling and marketing expenses consist of commissions paid to independent associates based on (i) sales of products to new independent associates sponsored into Maxxis, (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. For the three months ending September 30, 2001, selling and marketing expenses were $660,000, or 32% of total net revenues, as compared with $881,000, or 26% of total net revenues, for the same period in 2000. This decrease was due to the decrease in the number of IAs as well as lower commissions resulting from lower sales revenue. General and administrative expenses were $966,000, or 46% of total net revenues for the three months ending September 30, 2001, as compared to $1,132,000, or 34% of total net revenues, for the same period in 2000. Total operating expenses as a percentage of net revenue increased to 78% of net revenues for the three months ending September 30, 2001 from 60% of net revenues for the three months ending September 30, 2000 due to the large portion of general and administrative expenses that are fixed in nature relative to the decreased total net revenues for the three months ending September 30, 2001.

         Interest Expense. For the three months ending September 30, 2001, interest expense was $94,000, of which $91,000 related to the lease of the Maxxis Switch. Interest expense of $206,000 for the three months ending September 30, 2000 was largely comprised of $160,000 of interest costs related to the lease of the Maxxis Switch which were included in general and administrative expenses.

         Net Income/Loss. Net loss for the three months ending September 30, 2001 was $501,000 as compared to a net loss of $252,000 for the three months ending September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended September 30, 2001, net cash provided by operating activities was $84,000 as compared to cash used by operating activities of $3.1 million for the three months ended September 30, 2000. Operating activities for the three months ended September 30, 2001 included $501,000 of net loss and $585,000 million of changes in assets and liabilities consisting primarily of a $407,000 increase in accounts payable and accrued liabilities and a $72,000 decrease in inventories.

         Cash used in investing activities was $284,000 for the three months ended September 30, 2001 as compared to $49,000 for the same period in 2000. Investing activities for the three months ended September 30, 2001 consisted primarily of software development costs and capital expenditures.

         Cash provided by financing activities was $178,000 for the three months ended September 30, 2001, as compared to $189,000 for the same period in 2000.

         As of September 30, 2001, we had cash of $126,000 and a working capital deficit $1.1 million as compared to cash of $48,000 and a working capital deficit of $1.0 million as of June 30, 2001.

         On September 29, 1998, we entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Network. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 began in January 1999 and will continue until 2004.

         We anticipate that cash generated from operations, together with proceeds from our ongoing equity offering, will be sufficient to meet our capital requirements for the next 12 months. However, if we do not receive sufficient funds from our operations and equity offering to fund our operations, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include venture capital financing, cash flow from operations, lines of credit and private equity and debt financings. Our cash and financing needs for fiscal 2002 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi level network marketing system. We have not identified financing sources to fund such cash needs in fiscal 2002 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

---------------

(*) Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (No. 333-38623) as declared effective by the Securities and Exchange Commission on January 5, 1999.

        (B)      REPORTS ON FORM 8-K.

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MAXXIS GROUP, INC.



March 1, 2001                /s/ Ivey J. Stokes
                             ---------------------------------------------------
                             Ivey J. Stokes
                             Chairman, President and Chief Executive Officer
                             (Principal executive officer)



March 1, 2001                /s/ DeChane Cameron
                             ---------------------------------------------------
                             DeChane Cameron
                             Chief Financial Officer
                             (Principal financial and accounting officer)