Form 10-Q
period 2001-12-31
MAXXIS GROUP INC
filed 2002-03-21
CIK 1045703

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________ , 200__.

                         Commission File Number: 0-31687

                            ------------------------

                               MAXXIS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                     GEORGIA                                      22-78241
           (State or other jurisdiction                       (I.R.S. Employer
        of incorporation or organization)                   Identification No.)


  1901 MONTREAL ROAD, SUITE 108, TUCKER, GEORGIA                   30084
     (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (770) 696-6343



        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at March 14, 2002

      Common Stock, no par value                            1,788,016


================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                       PAGE
                                                                                                       ----
PART I             FINANCIAL INFORMATION
        Item 1.    Financial Statements..........................................................        3

                   Condensed Consolidated Balance Sheets as of
                   December 31, 2001 (Unaudited) and June 30, 2001...............................        3

                   Condensed Consolidated Income Statements for the
                   Three and Six Months ended December 31, 2000 and 2001 (Unaudited).............        4

                   Condensed Consolidated Statements of Cash Flows for the
                   Six Months ended December 31, 2000 and 2001 (Unaudited).......................        5

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited)........................................................        6

                   Management's Discussion and Analysis of Financial
        Item 2.    Condition and Results of Operations...........................................        8

                   Quantitative and Qualitative Disclosure About
        Item 3.    Market Risks..................................................................       13

PART II            OTHER INFORMATION

        Item 1.    Legal Proceedings.............................................................       13

        Item 4.    Submission of Matters to a Vote of Security Holders...........................       13

        Item 6.    Exhibits and Reports on Form 8-K..............................................       14

SIGNATURES

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31, 2001         JUNE 30, 2001
                                                                                     ----------------------   --------------------
                                                                                          (UNAUDITED)              (AUDITED)
                                      ASSETS
Current assets:
   Cash and equivalents............................................................  $          257,000       $        148,000
   Accounts receivable, net of allowance for doubtful
      accounts of $484,000 and $484,000, respectively..............................             332,000                341,000
   Inventories, net................................................................           1,301,000              1,402,000
   Prepaid expenses and other current assets.......................................             212,000                276,000
                                                                                            -----------           ------------
      Total current assets.........................................................           2,102,000              2,167,000

Property and equipment, net........................................................           4,700,000              4,742,000
Capitalized software development costs, net........................................             152,000                396,000
Other assets.......................................................................             204,000                123,000
                                                                                            -----------           ------------
           Total assets............................................................  $        7,158,000       $      7,428,000
                                                                                            ===========           ============


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................  $          716,000       $      1,001,000
   Commissions payable.............................................................              46,000                114,000
   Accrued compensation............................................................             102,000                 14,000
   Sales tax payable...............................................................             255,000                316,000
   Current maturities of long-term capital lease obligations.......................           1,059,000              1,233,000
   Accrued expenses................................................................             108,000                100,000
   Deferred revenue................................................................             269,000                362,000
                                                                                            -----------           ------------
      Total current liabilities....................................................           2,555,000              3,140,000

Long-term liabilities:
   Contracts.......................................................................           1,343,000                110,000
   Long-term lease obligations.....................................................           1,619,000              1,870,000
                                                                                            -----------           ------------
      Total long-term liabilities..................................................           2,962,000              1,980,000
                                                                                            -----------           ------------

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
      1,000,000 shares designated as Series A Convertible Preferred
      Stock of which 992,022 shares are issued and outstanding.....................           4,976,000              4,976,000
   Common Stock, no par value; 20,000,000 shares authorized;
      1,788,016 and 1,814,743 shares issued and outstanding, respectively..........           1,671,000              1,818,000
   Subscription receivable.........................................................             397,000                143,000
   Accumulated deficit.............................................................          (5,403,000)            (4,629,000)
                                                                                            ------------          ------------
      Total shareholders' equity...................................................           1,641,000              2,308,000
                                                                                            -----------           ------------
           Total liabilities and shareholders' equity..............................  $        7,158,000       $      7,428,000
                                                                                            ===========           ============


 The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIAIRIES
                         CONSOLIDATED INCOME STATEMENTS
                           THREE AND SIX MONTHS ENDED
                                   (UNAUDITED)


                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                              DECEMBER 31                     DECEMBER 31
                                      ---------------------------     ---------------------------
                                          2000            2001            2000            2001
                                          ----            ----            ----            ----
Revenues:
  Communication services .........    $ 1,079,000     $   815,000     $ 2,136,000     $ 1,780,000
  Nutritional products ...........        534,000         471,000       1,793,000         933,000
  Marketing services .............        802,000         666,000       1,824,000       1,314,000
                                      -----------     -----------     -----------     -----------
     Total revenues ..............      2,415,000       1,952,000       5,753,000       4,027,000
                                      -----------     -----------     -----------     -----------

Cost of services:
  Communication services .........        355,000         980,000       1,099,000       1,462,000
  Communication depreciation expense      288,000          79,000         576,000         158,000
  Nutritional products ...........        204,000          67,000         566,000         164,000
  Marketing services .............        185,000         119,000         322,000         317,000
                                      -----------     -----------     -----------     -----------
     Total cost of services ......      1,032,000       1,245,000       2,563,000       2,101,000
                                      -----------     -----------     -----------     -----------

     Gross Margin ................      1,383,000         707,000       3,190,000       1,926,000
                                      -----------     -----------     -----------     -----------

Operating expenses:
  Selling and marketing ..........      1,560,000         404,000       2,411,000       1,064,000
  General and administrative .....      1,161,000         485,000       2,171,000       1,455,000
                                      -----------     -----------     -----------     -----------
  Total operating expenses .......      2,721,000         889,000       4,582,000       2,519,000
                                      -----------     -----------     -----------     -----------
     Operating loss ..............     (1,338,000)       (182,000)     (1,392,000)       (593,000)

Interest expense, net ............       (122,000)        (91,000)       (290,000)       (181,000)
                                      -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES .........     (1,460,000)       (273,000)     (1,682,000)       (774,000)
                                                                      -----------     -----------

PROVISION FOR INCOME TAXES .......            -               -               -               -
                                      -----------     -----------     -----------     -----------

NET LOSS .........................    $(1,460,000)    $  (273,000)    $(1,682,000)    $  (774,000)
                                      ===========     ===========     ===========     ===========

NET LOSS PER SHARE ...............    $     (0.80)    $     (0.15)    $     (1.04)    $     (0.43)
                                      ===========     ===========     ===========     ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING ...      1,823,743       1,799,379       1,622,262       1,801,379
                                      ===========     ===========     ===========     ===========


  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                        2000                    2001
                                                                                  -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...........................................................   $     (1,682,000)       $      (774,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization............................................            475,000                328,000
      Changes in assets and liabilities:
        Accounts receivable....................................................           (154,000)                 9,000
        Inventories............................................................           (378,000)               101,000
        Accrued compensation                                                               -                       88,000
        Prepaid expenses.......................................................           (254,000)                64,000
        Other assets...........................................................             37,000                (81,000)
        Accounts payable.......................................................           (606,000)              (285,000)
        Commissions payable....................................................            (88,000)               (68,000)
        Taxes payable..........................................................             (9,000)               (61,000)
        Accrued compensation and accrued liabilities...........................         (1,590,000)                 8,000
        Deferred revenue.......................................................           (201,000)               (93,000)
                                                                                        ----------              ---------
           Total adjustments...................................................         (2,768,000)                10,000
                                                                                        ----------              ---------
                Net cash provided (used) in operating activities...............         (4,450,000)              (764,000)
                                                                                        ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures........................................................            -                      (42,000)

   Software development costs..................................................            (33,000)                -
                                                                                        ----------              ---------
                Net cash used in investing activities..........................            (33,000)               (42,000)
                                                                                        ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of preferred stock.......................................            824,000                 -
   Repurchase of common stock..................................................            -                     (147,000)
   Proceeds from sale of customer base.........................................            -                    1,233,000
   Proceeds from subscriptions for preferred stock.............................            -                      254,000
   Net payments on line of credit..............................................           (65,000)                -
   Payments on capital lease obligations.......................................          (476,000)               (425,000)
                                                                                        ----------              ---------
                Net cash provided by financing activities......................           283,000                 915,000
                                                                                        ----------              ---------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS....................................        (4,200,000)                109,000
CASH AND CASH EQUIVALENTS, beginning of the period.............................         4,867,000                 148,000
                                                                                        ----------              ---------
CASH AND CASH EQUIVALENTS, end of the period...................................   $       667,000         $       257,000
                                                                                        ==========              =========

SUPPLEMENTAL CASH FLOW DISCLOSURES OF
  NONCASH INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest......................................................   $       236,000         $       174,000


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

2.      UNAUDITED INTERIM FINANCIAL STATEMENTS

        In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of December 31, 2001 and the results of our operations and our cash flows for the three-month periods ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.      INVENTORIES

        Inventories consist of the following:

                                                   DECEMBER 31,                JUNE 30,
                                                       2001                      2001
                                                --------------------      --------------------
        Prepaid phone cards..................   $         103,000         $         104,000
        Sales aids                                        722,000                   741,000
        Nutritional products.................             476,000                   557,000
                                                          -------                   -------
                                                $       1,301,000         $       1,402,000
                                                        =========                 =========

4.      CAPITAL LEASE OBLIGATIONS

        On September 29, 1998, we entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. These leases expire within five years and have purchase options at the end of the original lease term. Assets under capital leases are included in property and equipment in the December 31, 2001 consolidated balance sheet at a gross book value of approximately $2,678,000.

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

        Segment information for the three month periods ended December 31, 2000 and 2001 are as follows:

                                         COMMUNICATIONS      NUTRITIONAL          MARKETING
                                            SERVICES           PRODUCTS            SERVICES          CORPORATE          TOTAL
                                        ------------------ ------------------ ------------------- ----------------------------------
        December 31, 2000
           Net revenues................ $     1,079,000    $       534,000    $       802,000     $         --    $     2,415,000
           Operating income (loss).....          31,000            268,000           (140,000)      (1,497,000)        (1,338,000)

        December 31, 2001
           Net revenues................ $       815,000    $       471,000    $       666,000     $         --    $     1,952,000
           Operating income (loss).....         120,000            287,000           (123,000)        (466,000)          (182,000)

        Segment information for the six month periods ended December 31, 2000 and 2001 are as follows:

                                         COMMUNICATIONS      NUTRITIONAL          MARKETING
                                            SERVICES           PRODUCTS            SERVICES          CORPORATE          TOTAL
                                        ------------------ ------------------ ------------------- ----------------------------------
        December 31, 2000
           Net revenues................ $     2,136,000    $     1,793,000    $     1,824,000     $         --    $     5,753,000
           Operating income (loss).....         344,000            866,000           (338,000)      (2,264,000)        (1,392,000)

        December 31, 2001
           Net revenues................ $     1,780,000    $       933,000    $     1,314,000     $         --    $     4,027,000
           Operating income (loss).....         318,000            488,000           (413,000)        (986,000)          (593,000)

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

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                        ------------------------------
                                                                          2000                2001
                                                                        ---------          -----------
        Net revenues:
           Communications services..................................        45%                42%
           Nutritional products.....................................        22                 24
           Marketing services.......................................        33                 34
                                                                           ---                ---
              Total net revenues....................................       100%               100%
                                                                           ===                ===

        Cost of services:
           Communications services..................................        27%                54%
           Nutritional products.....................................         8                  4
           Marketing services.......................................         8                  6
                                                                             -                  -
              Total cost of services................................        43%                64%
                                                                            ==                 ==

        Operating expenses:
           Selling and marketing....................................        65                 21
           General and administrative...............................        48                 25
                                                                           ---                ---
              Total operating expenses..............................       113%                46%
                                                                          ====                ===

       THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED
                               DECEMBER 31, 2000

        Net Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services. Total net revenues decreased $463,000, or 19%, to $1,952,000 for three months ended December 31, 2001 from $2,415,000 for the same period in 2000. The decrease in total net revenues was primarily due to lower sales promotions related to our communications, nutritional products and marketing services as well as worse general economic conditions for the customers of our IAs.

        Communications services revenues consist of sales of prepaid phone cards to IAs and commissions, fees and revenues generated from long distance customers and fees generated from Internet services and web hosting activities. Communications services revenues decreased $264,000, or 24%, to $815,000 for the three months ended December 31, 2001 from $1,079,000 for the same period in 2000. This decrease was primarily due to removing nonpaying customers from the customer base and focusing on improving the company's infrastructure.

        Nutritional products revenues consist of sales of private label nutritional products. Nutritional products revenues decreased $63,000, or 12%, to $471,000 for the three months ended December 31, 2001 from $534,000 for the same period in 2000. The company was focusing on improving the marketing plan and infrastructure which resulted in a sales decrease. This decrease was primarily due to the elimination of sales promotions related to nutritional products for the three months ending December 31, 2001 compared to the number of sales promotions we offered for the three months ending December 31, 2000.

        Marketing services revenues consist of application fees paid by independent associates, purchases of sales aids by independent associates, and registration fees related to annual summit marketing. Marketing services revenues decreased $136,000, or 17%, to $666,000 for the three months ended December 31, 2001 from $802,000 for the same period in 2000. This decrease was due to a decrease in the number of new independent associates for the three months ending December 31, 2001 compared to the three months ending December 31, 2000. The company was focusing on improving the marketing plan and infrastructure which resulted in a sales decrease of 17% when compared to the same period last year.

        Cost of Goods and Services. Cost of goods and services includes communications services cost, nutritional products cost and marketing services cost. Total cost of goods and services for the three months ending December 31, 2001 was $1,245,000, or 64% of total net revenues, as compared to $1,032,000, or 43% of total net revenues, for the same period in 2000. The slight increase in costs of goods and services as a percentage of total net revenues was due to decreasing sales for the period and increased costs in the communications division from new products.

        Communications services cost consisted primarily of the cost of purchasing activated prepaid phone cards from WorldCom and other outside vendors as well as the costs of operating the Maxxis Switch. Communications services cost was $1,059,000, or 54% of total net revenues for the three months ending December 31, 2001, as compared to $643,000, or 27% of total net revenues, for the same period in 2000. This increase in cost of communications services was due primarily to new products and decreased sales volume for the three months ending December 31, 2001. Nutritional products cost was $67,000, or 4% of total net revenues for the three months ending December 31, 2001, as compared to $204,000, or 8% of total revenues for the comparable 2000 period. This decrease in the cost of nutritional products as a percentage of total net revenues was due to better prices from our suppliers. Marketing services cost was $119,000, or 6% of total net revenues for the three months ending December 31, 2001, as compared to $185,000, or 8% of total net revenues, for the same period in 2000. The decrease in marketing services cost as a percentage of total net revenues was due primarily to lower costs associated with marketing which is directly related to lower sales.

        Gross Margin. Gross margin decreased to $707,000 for the three months ending December 31, 2001 from $1,383,000 for the same period in 2000. As a percentage of total net revenues, gross margin was 36% for the three months ending December 31, 2001 as compared to 57% for the three months ending December 31, 2000.

        Operating Expenses. Selling and marketing expenses consist of commissions paid to independent associates based on (i) sales of products to new independent associates sponsored into Maxxis, (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. For the three months ending December 31, 2001, selling and marketing expenses were $404,000, or 21% of total net revenues, as compared with $1,560,000, or 65% of total net revenues, for the same period in 2000. This decrease was due to the repurchase of business centers which lowered commission expenses of selling and marketing. General and administrative expenses were $485,000, or 25% of total net revenues for the three months ending December 31, 2001, as compared to $1,161,000, or 48% of total net revenues, for the same period in 2000. Total operating expenses as a percentage of net revenue decreased to 46% of net revenues for the three months ending December 31, 2001 from 113% of net revenues for the three months ending December 31, 2000 due to the company being very aggressive in cutting overhead and improving the company infrastructure.

        Interest Expense. For the three months ending December 31, 2001, interest expense was $91,000, of which $81,000 related to the lease of the Maxxis Switch. Interest expense of $122,000 for the three months ending December 31, 2000 was largely comprised of $114,000 of interest costs related to the lease of the Maxxis Switch which were included in general and administrative expenses.

        Net Income/Loss. Net loss for the three months ending December 31, 2001 was $273,000 as compared to a net loss of $1,460,000 for the three months ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended December 31, 2001, net cash used in operating activities was $764,000 as compared to cash used by operating activities of $4,450,000 for the six months ended December 31, 2000. Operating activities for the six months ended December 31, 2001 included $774,000 of net loss and $10,000 of changes in assets and liabilities when netted against depreciation and amortization.

        Cash used in investing activities was $42,000 for the six months ended December 31, 2001 as compared to $33,000 for the same period in 2000. Investing activities for the six months ended December 31, 2001 consisted primarily of software development costs and capital expenditures.

        Cash provided by financing activities was $915,000 for the six months ended December 31, 2001, as compared to $283,000 for the same period in 2000. Cash received from financing activities consisted substantially of $1.2 million received from asset purchase agreements accounted for by the company as financing transactions, in which various individual parties advanced funds to us in increments of at least $1,000 as part of a financing agreement whereby we will pay an effective interest rate of approximately 14% for the funds received during an initial 36 month period. The effective interest is payable monthly and the various parties may individually demand repayment of the funds received by Maxxis at any time. We may also terminate the arrangement with any party at any time, however, should we terminate the arrangement, we will be required to pay the party a 30% premium upon termination over the original amount received by us.

        As of December 31, 2001, we had cash of $257,000 and a working capital deficit $5,403,000 as compared to cash of $667,000 and a working capital deficit of $4,629,000 as of June 30, 2001.

        On September 29, 1998, we entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Network. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 began in January 1999 and will continue until 2004.

        We anticipate that cash generated from operations will be insufficient to meet our capital requirements in the immediate future. We expect to continue to borrow funds under the financing arrangement described above, in order to meet our capital requirements in the near future. However, if we do not receive sufficient funds from our operations and financing activities, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses or significant acquisitions could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds to develop new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include cash flow from operations, lines of credit and private equity and debt financings. Our cash and financing needs for fiscal 2002 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi level network marketing system. We have not identified financing sources to fund such cash needs in fiscal 2002 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)     EXHIBITS

Exhibit
Number       Exhibit Description
------       -------------------
3.1          Amended and Restated Articles of Incorporation of Maxxis, as amended to date.*
3.2          Amended and Restated Bylaws of Maxxis., as amended to date.*
4.1          See Exhibits 3.1 and 3.2 for provisions of the Amended and
             Restated Articles of Incorporation and Amended and Restated
             Bylaws defining the rights of holders of our Common Stock.*
10.1         Form of Asset Purchase Agreement for sale of rights to payments from long distance customers.

--------------------------------
* Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (No. 333-38623) as declared effective by the Securities and Exchange Commission on January 5, 1999.

        (B)     REPORTS ON FORM 8-K.

                None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAXXIS GROUP, INC.



March 21, 2002                   /s/ Ivey J. Stokes
                                 -----------------------------------------------
                                 Ivey J. Stokes
                                 Chairman, President and Chief Executive Officer
                                 (Principal executive officer)


March 21, 2002                   /s/ DeChane Cameron
                                 -----------------------------------------------
                                 DeChane Cameron
                                 Chief Financial Officer
                                 (Principal financial and accounting officer)