Form 10-K/A
period 2001-06-30
MAXXIS GROUP INC
filed 2002-05-06
CIK 1045703

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2001


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to_________________


                         COMMISSION FILE NUMBER: 0-31867


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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by affiliates of the Registrant as of January 15, 2002 was $4,769,991. This calculation is based upon a price of $ 5.50 per share, or the price per share of Common Stock sold in the most recent private offering. There is no active trading market for the Common Stock, and the $ 5.50 per share price is not necessarily indicative of market value. There were 1,814,743 shares of Common Stock issued and outstanding as of January 15, 2002.

================================================================================

                                INTRODUCTORY NOTE

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant on May 6, 2002, is being filed to amend certain sections of Item 1, Item 7, Item 8 and Item 10 of this Form 10-K to include additional information. The remainder of the document remains as previously filed.


                               INDEX TO FORM 10-K

                                                                                                                 PAGE
PART I                                                                                                           ----

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

Item 4.       Submission of Matters to a Vote of Security Holders.................................................9

PART II

Item 5.       Market for Common Equity and Related Shareholder Matters...........................................10

Item 6.       Selected Consolidated Financial Data...............................................................11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............13

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks........................................19

Item 8.       Financial Statements and Supplementary Data........................................................19

Item 9.       Changes in and Disagreements with Accountants in Accounting and Financial Disclosure...............20

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................21

Item 11.      Executive Compensation.............................................................................23

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................24

Item 13.      Certain Relationships and Related Transactions.....................................................25

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................25

SIGNATURES.......................................................................................................28

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

         We initially built a customer base without committing capital or management resources to construct our own communications network. In February 1997, we contracted with Colorado River Communications Corp., or CRC, to allow our independent associates to market long distance services provided by Colorado River Communications. In September 1998, we leased telecommunications switching equipment and ancillary hardware and software in order to create our own communications network. Due to the competitive nature of the communications market, however, our communications revenues have dropped significantly in the past year

         We began marketing private label dietary supplements to our customers and independent associates in November 1997. During 1998, we began marketing additional nutritional and health enhancement products. In September 1998, we began providing Internet access and Web-page development and hosting services. We believe that the persons who purchase communications services through our independent associates may also be potential customers for our nutritional and health enhancement products and Internet-related services.

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

SUPPLIERS

         Prior to 1999, we did not own a long distance network. As a result, Maxxis Communications entered into the 1-Plus Agreement with CRC to allow our independent associates to market CRC's telecommunications services. Subscribers gathered by our independent associates were long distance customers on CRC's network, and CRC provided subscriber support. Subscribers had the right to change their service at any time. In January of 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. In September 2000, we terminated our agreements with IXC and WorldCom and entered into an agreement with Broadwing Communications Services, Inc. for our telecommunications services. Pursuant to our agreement with Broadwing, we are obligated to purchase at least $50,000 of communications services per month. If we do not purchase this minimum amount, Broadwing may terminate their agreement with us or raise the rates and charges we pay them under our agreement. Our agreement with Broadwing currently renews on a month-to-month basis.

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

                                        JAN. 24 TO
                                         JUNE 30,                          YEAR ENDING JUNE 30,
                                           1997            1998            1999            2000            2001
                                       -----------     -----------     ------------     -----------    ------------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Communications services .........    $ 2,322,000     $ 5,293,000     $  8,416,000     $ 9,646,000    $  4,375,000
  Nutritional products ............             --         526,000        1,371,000      17,003,000       2,851,000
  Marketing services ..............        369,000       1,172,000        2,557,000       2,484,000       3,500,000
                                       -----------     -----------     ------------     -----------    ------------
      Total net revenues ..........      2,691,000       6,991,000       12,344,000      29,133,000      10,726,000
                                       -----------     -----------     ------------     -----------    ------------

Cost of services:
  Communications services .........        761,000       1,351,000        2,166,000       5,292,000       3,014,000
  Nutritional products ............             --         294,000          662,000       3,403,000         813,000
  Marketing services ..............        255,000         431,000          947,000         519,000         699,000
                                       -----------     -----------     ------------     -----------    ------------
      Total cost of services ......      1,016,000       2,076,000        3,775,000       9,214,000       4,526,000
                                       -----------     -----------     ------------     -----------    ------------
Gross margin ......................      1,675,000       4,915,000        8,569,000      19,919,000       6,200,000
                                       -----------     -----------     ------------     -----------    ------------
Operating expenses:
  Selling and marketing ...........      1,089,000       2,665,000        5,373,000      11,827,000       2,721,000
  General and administrative ......        660,000       2,344,000        4,376,000       6,411,000       6,987,000
                                       -----------     -----------     ------------     -----------    ------------
      Total operating expenses ....      1,749,000       5,009,000        9,749,000      18,238,000       9,708,000
                                       -----------     -----------     ------------     -----------    ------------

Interest expense (income) .........             --           2,000          356,000         648,000         448,000
                                       -----------     -----------     ------------     -----------    ------------
Loss before income tax benefit ....        (74,000)        (96,000)      (1,536,000)      1,033,000      (3,956,000)
Income tax benefit ................             --              --               --              --              --
                                       -----------     -----------     ------------     -----------    ------------
Net (loss) income .................    $   (74,000     $   (96,000)    $ (1,536,000)    $ 1,033,000    $ (3,956,000
                                       ===========     ===========     ============     ===========    ============

PER SHARE DATA:
Net (loss) income per share
  Basic ...........................          (0.05)    $     (0.06)    $      (0.96)    $      0.66    $      (2.33)
                                       ===========     ===========     ============     ===========    ============
  Diluted .........................    $     (0.05)    $     (0.06)    $      (0.96)    $      0.56           (2.33)
                                       ===========     ===========     ============     ===========    ============
Weighted average number of
shares outstanding
  Basic ...........................      1,571,187     $ 1,571,187        1,594,387       1,563,092       1,700,237
                                       ===========     ===========     ============     ===========    ============
  Diluted .........................      1,571,187       1,571,187        1,594,387       1,844,346       1,700,237
                                       ===========     ===========     ============     ===========    ============


                                           THREE MONTHS ENDING
                                               SEPTEMBER 30,

                                           2000            2001
                                       -----------     -----------
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Communications services .........    $ 1,057,000     $   965,000
  Nutritional products ............      1,259,000         462,000
  Marketing services ..............      1,022,000         648,000
                                       -----------     -----------
      Total net revenues ..........      3,338,000       2,075,000
                                       -----------     -----------

Cost of services:
  Communications services .........      1,032,000         561,000
  Nutritional products ............        362,000          97,000
  Marketing services ..............        137,000         198,000
                                       -----------     -----------
      Total cost of services ......      1,531,000         856,000
                                       -----------     -----------
Gross margin ......................      1,807,000       1,219,000
                                       -----------     -----------
Operating expenses:
  Selling and marketing ...........        881,000         660,000
  General and administrative ......      1,132,000       1,057,000
                                       -----------     -----------
      Total operating expenses ....      2,013,000       1,717,000
                                       -----------     -----------

Interest expense (income) .........        206,000          (3,000)
                                       -----------     -----------
Loss before income tax benefit ....        (46,000)     (501,000))
Income tax benefit ................             --              --
                                       -----------     -----------
Net (loss) income .................    $  (252,000     $  (501,000)
                                       ===========     ===========

PER SHARE DATA:
Net (loss) income per share
  Basic ...........................    $     (0.16)    $     (0.28)
                                       ===========     ===========
  Diluted .........................          (0.16)          (0.28)
                                       ===========     ===========
Weighted average number of
shares outstanding
  Basic ...........................      1,546,919       1,814,743
                                       ===========     ===========
  Diluted .........................      1,546,919       1,814,743
                                       ===========     ===========


                                      JANUARY 24,
                                    1997 INCEPTION
                                          TO                                                                         AS OF
                                       JUNE 30,                           AS OF JUNE 30,                         SEPTEMBER 30,
                                         1997           1998           1999            2000           2001            2001
                                    --------------   ----------    -----------     -----------    -----------    -------------
BALANCE SHEET DATA:
Working capital ...................    $ (13,000)    $  180,000    $(1,942,000)    $ 2,641,000    $  (973,000)    $(1,066,000)
Property and equipment, net .......       92,000        169,000      5,842,000       5,000,000      4,742,000       4,650,000
Total assets ......................      596,000      1,263,000      8,286,000      12,667,000      7,428,000       7,083,000
Long-term obligations .............           --             --      5,395,000       3,107,000      1,980,000       1,872,000
Shareholders'(deficit) equity .....      293,000        484,000     (1,014,000)      4,923,000      2,308,000       2,165,000

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

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: (i) sales of prepaid phone cards to our independent associates; (ii) usage and fees from long distance services provided by the Maxxis network, net of allowances for bad debt and billing adjustments; and (iii) subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees, there is generally a delay of up to two to three months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive revenues from such customer's usage. In September 2000, we entered into an agreement with Broadwing Communications Services, Inc. for our telecommunications services. Pursuant to our agreement with Broadwing, we are obligated to purchase at least $50,000 of communications services per month. If we do not purchase this minimum amount, Broadwing may terminate their agreement with us or raise the rates and charges we pay them under our agreement. Our agreement with Broadwing currently renews on a month-to-month basis.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues attributable to each category for the periods shown.

                                                                                      THREE MONTHS ENDED
                                              YEAR ENDED JUNE 30,                        SEPTEMBER 30,
                                    1999             2000           2001             2000             2001
                                -----------      ----------     -----------      -----------      -----------
 Net revenues:
   Communications services                68%             33%             41%              32%              47%
   Nutritional products                   11              58              27               38               22
   Marketing services                     21               9              32               30               31
                                 -----------      ----------     -----------      -----------      -----------
     Total net revenues                  100%            100%            100%             100%             100%
                                 ===========      ==========     ===========      ===========      ===========

Cost of services:
   Communications services                18%             18%             28%              31%              26%
   Nutritional products                    5              12               8               11                5
   Marketing services                      8               2               6                4               10
                                 -----------      ----------     -----------      -----------      -----------
     Total cost of services               31%             32%             42%              46%              41%

Operating expenses:
   Selling and marketing                  44%             41%             25%              26%              32
   General and administrative             35              22              65               34               51%
                                 -----------      ----------     -----------      -----------      -----------
     Total operating expenses             79%             63%             90%              60%              83%
                                 ===========      ==========     ===========      ===========      ===========

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

         Marketing services revenues increased $1.0 million, or 41%, to $3.5 million for fiscal 2001 from $2.5 million for the same period in 2000. This increase was due to an increase in the number of memberships being renewed by current independent associates.

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

                          SUPPLEMENTARY FINANCIAL DATA
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDING
                                             SEP. 30, 1999    DEC. 31, 1999    MARCH 31, 2000      JUNE 30, 2000
                                             -------------    -------------    --------------      -------------
Net revenues...........................        4,320,000         3,293,000        11,317,000          10,203,000
Gross margin...........................        2,430,000         1,734,000         8,480,000           7,275,000
Net (loss) income......................         (880,000)         (632,000)        1,963,000             582,000
Net (loss) income per common
share--basic...........................            (0.54)            (0.41)             1.21                0.36
Net (loss) income per common
share--diluted..........................           (0.54)            (0.41)             1.21                0.36


                                                                  THREE MONTHS ENDING
                                         SEP. 30, 2000   DEC. 31, 2000   MARCH 31, 2001    JUNE 30, 2001   SEP. 30, 2001
                                         -------------   -------------   --------------    -------------   -------------
Net revenues.........................      3,038,000         2,415,000      2,734,000         2,539,000      2,075,000
Gross margin.........................      1,807,000         1,383,000      1,361,000         1,649,000      1,219,000

Net (loss) income....................       (252,000)       (1,460,000)      (941,000)       (1,303,000)      (501,000)
Net (loss) income per common
share--basic.........................          (0.16)            (0.80)         (0.52)            (0.72)         (0.28)
Net (loss) income per common
share--diluted........................         (0.16)            (0.80)         (0.52)            (0.72)         (0.28)

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

         GEORGE STEINBERGER has served as a director since July, 2001. Mr. Steinberger served as a Vice President and Manager of Washington Federal Savings from 1987-1998, and was a member of the advisory board of the Salem Housing Authority from 1993 to 1998. Mr. Steinberger attended the University of Oregon.

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

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                                             --------------------
NAME AND PRINCIPAL POSITION                      PERIOD       SALARY     BONUS(1)
---------------------------                    -----------   ---------  ---------
Ivey J. Stokes............................     Fiscal 2001   $104,000      $ 0
Chief Executive Officer and President          Fiscal 2000   $104,000      $ 0
                                               Fiscal 1999   $104,000      $ 0
Alvin Curry...............................     Fiscal 2001   $ 85,000      $ 0
Chief Operating Officer

----------------
(1) In October 2000, we purchased a downline from the Maxxis Millionaire Society for $1.1 million. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society.

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

                                                                 AMOUNT OF         PERCENTAGE OF
                                                                BENEFICIAL         COMMON STOCK
NAME AND ADDRESS(A) OF BENEFICIAL OWNER                        OWNERSHIP(B)        OUTSTANDING
                                                               ------------        ------------

Alvin Curry(c).............................................        636,363             35.1%
King David Trust(d)........................................        454,545             25.0
Cynthia Glover, trustee(e).................................        181,818             10.0
Steve Johnson..............................................          3,636                *
Sandra Jordan..............................................          4,000               --
Larry W. Gates, II.........................................         45,454              2.5
Robert J. Glover(f)........................................             --               --
Terry Harris...............................................          3,636                *
Ivey J. Stokes(g)..........................................             --               --
David Finkelstein..........................................          3,075                *
George Steinberger.........................................          4,000                *
All directors and executive officers as a group
   (10 persons) (c) - (g)..................................        883,982             48.7


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

   10.22## Line of Credit between the Company and the Maxxis Millionaire Society dated as of November 22, 1998.

   10.23## Investment Agreement between InteReach Internet Services, LLC and the Company dated as of December 8, 1998.

   10.24## Virtual ISP Agreement between InteReach Internet Services, Inc. and the Company dated as of December 8, 1998.

   10.25### Digital Services Agreement between Worldcom Network Services, Inc. and the Company dated as of January 21, 1999

   10.26+###      Telecommunications Services Agreement between Worldcom Network
                  Services, Inc. and the Maxxis - Communications dated as of January 21, 1999.

   10.27### Program Enrollment Terms to the Telecommunications Services Agreement dated as of January 21, 1999 between Worldcom Network Services, Inc. and the Maxxis Communications.

   10.28+###      Master Service Agreement between IXC Communications Services,
                  Inc. and the Company dated as of March - 25, 1999.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAXXIS GROUP, INC.



May 6, 2002                                By:  /s/  Ivey J. Stokes
                                                --------------------------------
                                                Ivey J. Stokes
                                                Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 6, 2002                    /s/ Ivey J. Stokes
                               -------------------------------------------------
                               Ivey J. Stokes
                               Chairman of the Board, Chief Executive Officer
                               and President
                               (Principal executive officer)


May 6, 2002                    /s/  DeChane Cameron
                               -------------------------------------------------
                               DeChane Cameron
                               Chief Financial Officer
                               (Principal financial and accounting officer)


                               -------------------------------------------------
                               Steve Johnson
                               Director


May 6, 2002                    /s/ Larry W. Gates, II*
                               -------------------------------------------------
                               Larry W. Gates, II
                               Vice President, Secretary, and Director



                               -------------------------------------------------
                               Sandra Jordan
                               Director

May 6, 2002                    /s/ Alvin Curry
                               -------------------------------------------------
                               Alvin Curry
                               Chief Operating Officer and Director



May 6, 2002                    /s/ Robert J. Glover, Jr.*
                               -------------------------------------------------
                               Robert J. Glover, Jr.
                               Director


May 6, 2002                    /s/ Terry Harris*
                               -------------------------------------------------
                               Terry Harris
                               Director



                               -------------------------------------------------
                               David Finkelstein
                               Director



                               -------------------------------------------------
                               George Steinberger
                               Director


May 6, 2002                  * By /s/ Ivey J. Stokes
                               -------------------------------------------------
                               Ivey J. Stokes
                               (Attorney in fact)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditor's Report............................................................................        F-2

Report of Independent Public Accountants................................................................        F-3

Consolidated Balance Sheets as of June 30, 1999, 2000 and 2001..........................................        F-4

Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001..................        F-5

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1999, 2000 and
     2001...............................................................................................        F-6

Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001..................        F-7

Notes to Consolidated Financial Statements..............................................................        F-9

Condensed Consolidated Balance Sheet as of September 30, 2001 (unaudited) ..............................       F-28

Consolidated Statements of Operations for the three months ending September 30, 2001 and September 30,
     2000 (unaudited) ..................................................................................       F-29

Consolidated Statements of Cash Flows for the three months ending September 30, 2001 and September 30,
     2000 (unaudited) ..................................................................................       F-30

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

                       MAXXIS GROUP, INC AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity (Deficit)
               For the years ended June 30, 2001, 2000, and 1999

                                                                Preferred Stock                      Common Stock
                                                          --------------------------         ----------------------------
                                                           Shares           Amount            Shares             Amount
                                                          -------         ----------         ---------         ----------
Balance, June 30, 1998                                     36,359         $  200,000         1,573,196         $  574,000

Issuance of common stock, net of
  issuance expenses                                            --                 --            46,450              1,000
Compensation expense for stock
  option issuance                                              --                 --                --             37,000
Net Loss                                                       --                 --                --                 --
                                                          -------         ----------         ---------         ----------

Balance, June 30, 1999                                     36,359            200,000         1,619,646            612,000

Issuance of preferred stock, net of
  issuance expenses                                       997,000          5,164,000                --                 --
Reacquisition of note receivable
  with common stock                                            --                 --           (72,727)          (120,000)
Acquisition of preferred stock                            (40,545)          (223,000)               --                 --
Forfeited stock options                                        --                 --                --            (37,000)
Net Income                                                     --                 --                --                 --
                                                          -------         ----------         ---------         ----------

Balance, June 30, 2000                                    992,814          5,141,000         1,546,919            455,000

Subscriptions received                                         --                 --                --                 --
Acquisition of preferred stock                               (812)          (165,000)               --                 --
Issuance of common stock, net                                  --                 --           267,824          1,363,000
Net Loss                                                       --                 --                --                 --
                                                          -------         ----------         ---------         ----------

Balance June 30, 2001                                     992,002         $4,976,000         1,814,743         $1,818,000
                                                          =======         ==========         =========         ==========


                                                         Shareholder
                                                             Note           Accumulated       Subscription
                                                          Receivable          Deficit          Receivable          Total
                                                         -----------        -----------       ------------      -----------
Balance, June 30, 1998                                    $(120,000)        $  (170,000)        $     --        $   484,000

Issuance of common stock, net of
  issuance expenses                                              --                  --               --              1,000
Compensation expense for stock
  option issuance                                                --                  --               --             37,000
Net Loss                                                         --          (1,536,000)              --         (1,536,000)
                                                          ---------         -----------         --------        -----------

Balance, June 30, 1999                                     (120,000)         (1,706,000)              --         (1,014,000)

Issuance of preferred stock, net of
  issuance expenses                                              --                  --               --          5,164,000
Reacquisition of note receivable
  with common stock                                         120,000                  --               --                 --
Acquisition of preferred stock                                   --                  --               --           (223,000)
Forfeited stock options                                          --                  --               --            (37,000)
Net Income                                                       --           1,033,000               --          1,033,000
                                                          ---------         -----------         --------        -----------

Balance, June 30, 2000                                           --            (673,000)              --          4,923,000

Subscriptions received                                           --                  --          143,000            143,000
Acquisition of preferred stock                                   --                  --               --           (165,000)
Issuance of common stock, net                                    --                  --               --          1,363,000
Net Loss                                                         --          (3,956,000)              --         (3,956,000)
                                                          ---------         -----------         --------        -----------

Balance June 30, 2001                                     $      --         $(4,629,000)        $143,000        $ 2,308,000
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