Form 10-Q
period 2002-03-31
MAXXIS GROUP INC
filed 2002-05-15
CIK 1045703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       Or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        ,
         200__.


                         Commission File Number: 0-31867

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

         Class                                   Outstanding at March 31, 2002

Common Stock, no par value                                  1,788,016


================================================================================

                               MAXXIS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                               PAGE
                                                                                               ----
PART I                 FINANCIAL INFORMATION

               Item 1. Financial Statements ..........................................           3

                       Condensed Consolidated Balance Sheets as of
                       March 31, 2002 (Unaudited) and June 30, 2001 ..................           3

                       Condensed Consolidated Income Statements for the
                       Three and Nine Months ended March 31, 2001 and 2002 (Unaudited)           4

                       Condensed Consolidated Statements of Cash Flows for the
                       Nine Months ended March 31, 2001 and 2002 (Unaudited) .........           5

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited) ........................................           6

               Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ...........................           8

               Item 3. Quantitative and Qualitative Disclosure About
                        Market Risks .................................................          15

PART II                OTHER INFORMATION

               Item 1. Legal Proceedings .............................................          15

               Item 4. Submission of Matters to a Vote of Security Holders ...........          15

               Item 6. Exhibits and Reports on Form 8-K ..............................          15

SIGNATURES


                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         MARCH 31, 2002       JUNE 30, 2001
                                                                                         --------------       -------------
                                                                                          (UNAUDITED)            (AUDITED)
                                ASSETS
Current assets:
   Cash and equivalents ........................................................          $   326,000           $   148,000
   Accounts receivable, net of allowance for doubtful
     accounts of $484,000 and $484,000, respectively ...........................              414,000               341,000
   Inventories, net ............................................................            1,293,000             1,402,000
   Prepaid expenses and other current assets ...................................              185,000               276,000
                                                                                          -----------           -----------
     Total current assets ......................................................            2,218,000             2,167,000

Property and equipment, net ....................................................            4,570,000             4,742,000
Capitalized software development costs, net ....................................              127,000               308,000
Other assets ...................................................................              204,000               211,000
                                                                                          -----------           -----------
         Total assets ..........................................................          $ 7,119,000           $ 7,428,000
                                                                                          ===========           ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................          $   247,000           $ 1,001,000
   Commissions payable .........................................................               38,000               114,000
   Accrued compensation ........................................................               36,000                14,000
   Sales tax payable ...........................................................              305,000               316,000
   Current maturities of long-term capital lease obligations ...................            1,009,000             1,233,000
   Accrued expenses ............................................................              119,000               100,000
   Deferred revenue ............................................................              253,000               362,000
                                                                                          -----------           -----------
     Total current liabilities .................................................            2,007,000             3,140,000

Long-term liabilities:
   Contracts ...................................................................            2,107,000               110,000
   Long-term lease obligations .................................................            1,577,000             1,870,000
                                                                                          -----------           -----------
     Total long-term liabilities ...............................................            3,684,000             1,980,000
                                                                                          -----------           -----------

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized; 1,000,000 shares designated as Series A Convertible Preferred
     Stock of which 992,022 shares are issued and outstanding ..................            4,976,000             4,976,000
   Common Stock, no par value; 20,000,000 shares authorized;
     1,788,016 and 1,814,743 shares issued and outstanding,
   respectively ................................................................            1,815,000             1,818,000
   Subscription receivable .....................................................                   --               143,000
   Accumulated deficit .........................................................           (5,363,000)           (4,629,000)
                                                                                          -----------           -----------
     Total shareholders' equity ................................................            1,428,000             2,308,000
                                                                                          -----------           -----------
         Total liabilities and shareholders' equity ............................          $ 7,119,000           $ 7,428,000
                                                                                          ===========           ===========



  The accompanying notes are an integral part of these consolidated statements.

                      MAXXIS GROUP, INC. AND SUBSIDIAIRIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   MARCH 31                                   MARCH 31
                                                      --------------------------------           --------------------------------
                                                          2001                  2002                 2001                 2002
                                                      -----------           ----------           -----------           ----------
Revenues:
Communication services .....................          $ 1,263,000              920,000           $ 3,399,000            2,700,000
Nutritional products .......................              594,000              362,000             2,387,000            1,295,000
Marketing services .........................              877,000              648,000             2,701,000            1,962,000
                                                      -----------           ----------           -----------           ----------
     Total revenues ........................            2,734,000            1,930,000             8,487,000            5,957,000
                                                      -----------           ----------           -----------           ----------

Cost of goods and services:
Communication services .....................              998,000              984,000             2,097,000            2,446,000
Communication depreciation expense .........              288,000               79,000               864,000              237,000
Nutritional products .......................               58,000               46,000               624,000              210,000
Marketing services .........................               29,000               76,000               351,000              393,000
                                                      -----------           ----------           -----------           ----------
     Total cost of services ................            1,373,000            1,185,000             3,936,000            3,286,000
                                                      -----------           ----------           -----------           ----------

     Gross Margin ..........................            1,361,000              745,000             4,551,000            2,671,000
                                                      -----------           ----------           -----------           ----------

Operating expenses:
Selling and marketing ......................              829,000              286,000             3,268,000            1,350,000
General and administrative .................            1,360,000              325,000             3,533,000            1,780,000
                                                      -----------           ----------           -----------           ----------
Total operating expenses ...................            2,189,000              611,000             6,801,000            3,130,000
                                                      -----------           ----------           -----------           ----------
    Operating loss .........................             (828,000)             134,000            (2,250,000)            (459,000)

Interest expense, net ......................             (113,000)             (94,000)             (402,000)            (275,000)
                                                      -----------           ----------           -----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES ..........             (941,000)              40,000            (2,652,000)            (734,000)
                                                      -----------           ----------           -----------           ----------

NET INCOME (LOSS) ..........................          $  (941,000)              40,000           $(2,652,000)            (734,000)
                                                      ===========           ==========           -----------           ----------

BASIC AND DILUTED NET INCOME (LOSS) PER
SHARE ......................................          $     (0.52)                 .02           $     (1.55)                (.40)
                                                      ===========           ==========           ===========           ==========
BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING .............            1,821,282            1,801,107             1,704,355            1,814,471
                                                      ===========           ==========           ===========           ==========



  The accompanying notes are an integral part of these consolidated statements.

                       MAXXIS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        ---------------------------------
                                                                                           2001                   2002
                                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................          $(2,652,000)          $  (734,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...........................................              844,000               520,000
     Changes in assets and liabilities:
       Accounts receivable ...................................................             (193,000)              (73,000)
       Inventories ...........................................................             (347,000)              109,000
       Prepaid expenses ......................................................             (255,000)               91,000
       Other assets ..........................................................              (79,000)                7,000
       Accounts payable ......................................................             (137,000)             (754,000)
       Commissions payable ...................................................             (125,000)              (76,000)
       Taxes payable .........................................................              (63,000)              (11,000)
       Accrued compensation and accrued liabilities ..........................           (1,447,000)               41,000
       Deferred revenue ......................................................             (460,000)             (109,000)
                                                                                        -----------           -----------
         Total adjustments ...................................................           (2,262,000)             (255,000)
                                                                                        -----------           -----------
              Net cash provided (used) in operating activities ...............           (4,914,000)             (989,000)
                                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................              (52,000)             (172,000)
   Software development costs ................................................             (145,000)                   --
                                                                                        -----------           -----------
              Net cash used in investing activities ..........................             (197,000)             (172,000)
                                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock ........................................            1,473,000                    --
   Repurchase of common stock ................................................                   --              (538,000)
   Repurchase of preferred stock .............................................             (163,000)                   --
   Proceeds from contracts ...................................................                   --             1,997,000
   Proceeds from subscription agreements .....................................                   --               397,000
   Net payments on line of credit ............................................              (65,000)                   --
   Payments on capital lease obligations .....................................             (726,000)             (517,000)
                                                                                        -----------           -----------
              Net cash provided by financing activities ......................              519,000             1,339,000
                                                                                        -----------           -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS ..................................           (4,592,000)              178,000
CASH AND CASH EQUIVALENTS, beginning of the period ...........................            4,867,000               148,000
                                                                                        -----------           -----------
CASH AND CASH EQUIVALENTS, end of the period .................................          $   275,000           $   326,000
                                                                                        ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES OF
  NONCASH INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest ....................................................          $   120,000           $   275,000



  The accompanying notes are an integral part of these consolidated statements.

                               MAXXIS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND PRESENTATION

         We were incorporated on January 24, 1997 and are headquartered in Tucker, Georgia. Our principal business operations are carried out through our wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Communications, Inc., each of which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in November 1997. We were founded for the purpose of providing long-distance communications services, private label nutritional products, and other services and consumable products through a multilevel marketing system of independent associates, or "IAs". Our IAs market communications and Internet services and nutritional and health enhancement products.

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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of our management, the unaudited financial statements contain all the normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2002 and the results of our operations for the three and nine month periods ended March 31, 2002 and 2001 and our cash flows for the nine month periods ended March 31, 2002 and 2001 in conformity with generally accepted accounting principles. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

3.       INVENTORIES

         Inventories consist of the following:


                                                   MARCH 31,           JUNE 30,
                                                     2002                2001
                                                  ----------          ----------
Phone cards ............................          $  103,000          $  104,000
Sales aids .............................             705,000             741,000
Nutritional products ...................             485,000             557,000
                                                  ----------          ----------
                                                  $1,293,000          $1,402,000
                                                  ==========          ==========


4.       CAPITAL LEASE OBLIGATIONS

         On September 29, 1998, we entered into certain leases for telephone switching equipment, which are classified as capital lease obligations. In connection with the lease of this equipment, we made an initial payment of $501,000. Monthly payments of $118,000 began in January 1999 and continued through November 2001. In the first quarter of 2002, we completed our negotiation of more favorable financing terms with respect to the telephone switching equipment. Pursuant to the revised terms, we (a) began paying $50,000 monthly for three months beginning in March 2002, (b) will pay $75,000 monthly for three months beginning in June 2002, and (c) will make 29 payments of $103,000 beginning in September 2002 and continuing through January 1, 2005. Assets under capital leases are included in property and equipment in the March 31, 2002 consolidated balance sheet at a gross book value of approximately $2.6 million.

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

         Segment information for the three month periods ended March 31, 2001 and 2002 are as follows:


                                         COMMUNICATIONS        NUTRITIONAL        MARKETING
                                            SERVICES             PRODUCTS         SERVICES           CORPORATE             TOTAL
                                         --------------        -----------       ----------        ------------         -----------
March 31, 2001
   Net revenues ................          $ 1,263,000           $594,000          $877,000          $      --           $ 2,734,000
   Operating income (loss)  ....             (798,000)           171,000           107,000           (308,000)             (828,000)

March 31, 2002
   Net revenues ................          $   920,000           $362,000          $648,000          $      --           $ 1,930,000
   Operating income (loss)  ....               (9,000)           214,000           291,000           (362,000)              134,000



         Segment information for the nine month periods ended March 31, 2001 and 2002 are as follows:

                                     COMMUNICATIONS       NUTRITIONAL          MARKETING
                                        SERVICES            PRODUCTS           SERVICES             CORPORATE               TOTAL
                                     --------------       -----------         -----------          ------------         -----------
March 31, 2001
   Net revenues ............         $ 3,399,000          $ 2,387,000         $ 2,701,000          $        --          $ 8,487,000
   Operating income (loss)              (716,000)             965,000            (333,000)          (2,166,000)          (2,250,000)

March 31, 2002
   Net revenues ............         $ 2,700,000          $ 1,295,000         $ 1,962,000          $        --          $ 5,957,000
   Operating income (loss)               309,000              702,000            (122,000)          (1,348,000)            (459,000)


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

         Maxxis 2000 is a network marketing company that currently markets 1-Plus long distance service, travel cards, phone cards, 800 service and international telecommunications services, Internet access and Web-page development and hosting services, and nutritional and health enhancement products. We believe that a multi-level network marketing system allows us to obtain customers for our products in a cost effective manner and enhances customer retention because of the relationships between our IAs and their customers. The telecommunications customer base developed by our IAs provides a potential customer base for our nutritional and health enhancement products, Internet-related services and for future products.

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

         In January of 1999, we entered into an agreement with WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. In September 2000, we terminated our agreements with IXC and WorldCom and entered into an agreement with Broadwing Communications Services, Inc. for our telecommunications services. Pursuant to our agreement with Broadwing, we are obligated to purchase at least $50,000 of communications services per month. If we do not purchase this minimum amount, Broadwing may terminate their agreement with us or raise the rates and charges we pay them under our agreement. Our agreement with Broadwing currently renews on a month-to-month basis.

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

         We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: sales of phone cards to our IAs;, fees and revenues generated from our long distance customers; and subscription fees from our Internet subscribers.

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

         Cost of services consists of communications services cost, nutritional products cost and marketing services cost. Communications services cost consists primarily of the cost of purchasing phone cards, the Maxxis Switch and network services. Nutritional products cost consists of the cost of purchasing private label nutritional products. Marketing services cost includes the costs of purchasing IA distributor kits, sales aids and promotional materials and training costs. Operating expenses consist of selling and marketing expenses and general and administrative expenses. Selling and marketing expenses include commissions paid to IAs based on: (i) usage of long distance services by customers; (ii) sales of products to new IAs sponsored into Maxxis; and (iii) sales of additional products and services to customers. General and administrative expenses include costs for IA support services, information systems services and administrative personnel to support our operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues attributable to each category for the periods shown.


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                           ------------------          -----------------
                                                           2001          2002          2001          2002
                                                           ----          ----          ----          ----
Net revenues:
   Communications services ......................           46%           48%           40%           45%
   Nutritional products .........................           22            19            28            22
   Marketing services ...........................           32            33            32            33
                                                           ---           ---           ---           ---
     Total net revenues .........................          100%          100%          100%          100%
                                                           ===           ===           ===           ===

Cost of services:
   Communications services ......................           47%           55%           35%           45%
   Nutritional products .........................            2             2             7             3
   Marketing services ...........................            1             4             4             7
                                                           ---           ---           ---           ---
     Total cost of services .....................           50%           61%           46%           55%
                                                           ===           ===           ===           ===

Operating expenses:
   Selling and marketing ........................           30%           15%           38%           23%
   General and administrative ...................           50            17            42            30
                                                           ---           ---           ---           ---
     Total operating expenses ...................           80%           32%           80%           53%
                                                           ===           ===           ===           ===


         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net Revenues. Total net revenues are derived from sales of communications services, nutritional products and marketing services. Total net revenues decreased $804,000, or 29%, to $1,930,000 for the three months ended March 31, 2002 from $2,734,000 for the same period in 2001. The decrease in total net revenues was primarily due to worse general economic conditions for the customers of our IAs.

         Communications services revenues consist of sales of phone cards to IAs and fees and revenues generated from long distance customers and fees generated from Internet services and web hosting activities. Communications services revenues decreased $343,000, or 27%, to $920,000 for the three months ended March 31, 2002 from $1,263,000 for the same period in 2001. This decrease was primarily due to our establishment of a process to efficiently terminate customer relationships with customers who were not remitting invoice payments on a timely basis and competitive pressures which forced us to charge lower rates to our customers.

         Nutritional products revenues consist of sales of private label nutritional products. Nutritional products revenues decreased $232,000, or 39%, to $362,000 for the three months ended March 31, 2002 from $594,000 for the same period in 2001. This decrease was primarily due to the fact that we did not hold any health awareness seminars for the for the three months ended March 31, 2002, which resulted in a decrease in the demand for our products.

         Marketing services revenues consist of application fees paid by independent associates, purchases of sales aids by independent associates, and registration fees related to annual summit marketing. Marketing services revenues decreased $229,000, or 26%, to $648,000 for the three months ended March 31, 2002 from $877,000 for the same period in 2001. This decrease was due to a decrease in the number of new independent associates for the three months ending March 31, 2002 compared to the three months ending March 31, 2001.

         Cost of Goods and Services. Cost of goods and services includes communications services cost, nutritional products cost and marketing services cost. Total cost of goods and services for the three months ending March 31, 2002 was $1,185,000, or 61% of total net revenues, as compared to $1,373,000, or 50% of total net revenues, for the same period in 2001. The increase in costs of goods and services as a percentage of total net revenues was due to the lower prices we received for our inventory of nutritional products and marketing services.

         Communications services cost consisted primarily of the costs of operating the Maxxis Switch. Communications services cost was $1,063,000, or 55% of total net revenues for the three months ending March 31, 2002, as compared to $1,286,000, or 47% of total net revenues, for the same period in 2001. This increase in communications services cost as a percentage of revenue was due primarily to competitive pressures which forced us to charge lower rates to our customers. Nutritional products cost was $46,000, or 2% of total net revenues for the three months ending March 31, 2002, as compared to $58,000, or 2% of total revenues for the comparable 2001 period. Marketing services cost was $76,000, or 4% of total net revenues for the three months ending March 31, 2002, as compared to $29,000, or 1% of total net revenues, for the same period in 2001.

         Gross Margin. Gross margin decreased to $745,000 for the three months ending March 31, 2002 from $1,361,000 for the same period in 2001. As a percentage of total net revenues, gross margin was 39% for the three months ending March 31, 2002 as compared to 50% for the three months ending March 31, 2001.

         Operating Expenses. Selling and marketing expenses consist of commissions paid to independent associates based on (i) sales of products to new independent associates sponsored into Maxxis, (ii) usage of long distance services by customers, and (iii) sales of additional products and services to customers. For the three months ending March 31, 2002, selling and marketing expenses were $286,000, or 15% of total net revenues, as compared with $829,000, or 30% of total net revenues, for the same period in 2001. This decrease was due to the repurchase of a business center which lowered commission expenses of selling and marketing. Due to a reduction in workforce initiative, general and administrative expenses were $325,000, or 17% of total net revenues for the three months ending March 31, 2002, as compared to $1,360,000, or 50% of total net revenues, for the same period in 2001. Total operating expenses as a percentage of net revenue decreased to 32% of net revenues for the three months ending March 31, 2002 from 80% of net revenues for the three months ending March 31, 2001 due to our aggressive cost cutting and improved efficiency of operations.

         Interest Expense. For the three months ending March 31, 2002, interest expense was $94,000 as compared to $113,000 for the three months ending March 31, 2001. The decrease in interest expense was substantially related to better financing terms we negotiated related to the Maxxis Switch and was partially offset by an increase in interest expense resulting from interest related to our contract liabilities.

         Net Income/Loss. Net income for the three months ending March 31, 2002 was $40,000 as compared to a net loss of $941,000 for the three months ending March 31, 2001.

         NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

         Revenues. Total net revenues decreased $2.5 million, or 30%, to $6.0 million for the nine months ended March 31, 2002 from $8.5 million for the same period in 2001. The decrease in total net revenues was primarily due to worse general economic conditions for the customers of our IAs.

         Communications services revenues decreased $700,000, or 21%, to $2.7 million for the nine months ended March 31, 2002 from $3.4 million for the same period in 2001 primarily due to the establishment of a process to efficiently terminate customer relationships with customers who were not remitting invoice payments on a timely basis and competitive pressures which forced us to charge lower rates to our customers.

         Nutritional products revenues decreased $1.1 million, or 46%, to $1.3 million for the nine months ended March 31, 2002 compared to $2.4 million for the same period in 2001. This decrease was primarily due to the fact that we did not hold any health awareness seminars for the for the nine months ended March 31, 2002, which resulted in a decrease in the demand for our products.

         Marketing services revenues decreased $700,000, or 27%, to $2.0 million for the nine months ended March 31, 2002 from $2.7 million for the same period in 2001. This decrease was due to a decrease in the number of new independent associates for the nine months ending March 31, 2002 compared to the nine months ending March 31, 2001.

         Cost of Goods and Services. Total cost of goods and services for the nine months ended March 31, 2002 was $3.3 million, or 55% of total net revenues, compared to $3.9 million, or 46% of total net revenues, for the same period in 2001. The increase as a percentage of total net revenues for the nine months ended March 31, 2002 resulted primarily because of competitive pressures on us to lower the prices of our communications services and because a greater percentage of our revenues were generated from communications services compared to the same period in 2001.

         Communications services cost was $2.7 million, or 45% of total net revenues, for the nine months ended March 31, 2002, as compared to $3.0 million, or 35% of total net revenues, for the same period in 2001. The increase as a percentage of total net revenues for the nine months ended March 31, 2002 is primarily due to our lower total net revenues resulting from decreased long distance rates as compared to the same period last year.

         Nutritional products cost was $210,000, or 3% of total net revenues, for the nine months ended March 31, 2002, as compared to $600,000, or 7% of total net revenues, for the same period in 2001. The lower nutritional products cost as a percentage of total net revenues for the nine months ended March 31, 2002 resulted primarily because we were able to purchase our additional nutritional products inventory requirements at lower costs as compared to the same period last year.

         Marketing services cost was $393,000, or 7% of total net revenues, for the nine months ended March 31, 2002 as compared to $351,000, or 4% of total net revenues, for the same period in 2001. The increase in marketing services cost as a percentage of total net revenues was primarily due to lower revenues.

         Gross Margin. Gross margin declined to $2.7 million for the nine months ended March 31, 2002 from $4.6 million for the same period in 2001. Gross margin as a percentage of total net revenues was 45% for the nine months ended March 31, 2002 and 54% for the same period in 2001.

         Operating Expenses. For the nine months ended March 31, 2002, selling and marketing expenses were $1.4 million, or 23% of total net revenues, as compared with $3.3 million, or 38% of total net revenues, for the same period in 2001. This decrease was due to the repurchase of a business center which lowered commission expenses of selling and marketing.

         General and administrative expenses were $1.8 million, or 30% of total net revenues, for the nine months ended March 31, 2002, as compared to $3.5 million, or 42% of total net revenues, for the same period in 2001. Due to a reduction in workforce initiative, our general and administrative expenses decreased as a percentage of total net revenues for the nine months ended March 31, 2002.

         Net Loss. The net loss before income taxes for the nine months ended March 31, 2002 was $734,000 as compared to a net loss of $2,652,000 before income taxes for the same period in 2001. Our net loss for this period is largely due to our lower net revenues and certain costs which remain relatively constant for this period.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended March 31, 2002, net cash used in operating activities was $989,000 as compared to cash used by operating activities of $4,914,000 for the nine months ended March 31, 2001. Operating activities for the nine months ended March 31, 2002 included $734,000 of net loss and $255,000 of changes in assets and liabilities when netted against depreciation and amortization.

         Cash used in investing activities was $172,000 for the nine months ended March 31, 2002 as compared to $197,000 for the same period in 2001. Investing activities for the nine months ended March 31, 2002 consisted primarily of capital expenditures related to investments in accounting and software upgrades.

         Cash provided by financing activities was $1,339,000 for the nine months ended March 31, 2002, as compared to $519,000 for the same period in 2001. Cash received from financing activities consisted of (a) $1,997,000 received from asset purchase agreements accounted for by the company as financing transactions, in which various individual parties advanced funds to us in increments of at least $1,000 as part of a financing agreement whereby we will pay an effective interest rate of approximately 14% for the funds received during an initial 36 month period, and (b) $397,000 related to subscriptions for our common stock, which was offset by (x) the repurchase of $538,000 of our common stock, and (y) payments of $517,000 on capital lease obligations. The effective interest pursuant to our financing transactions is payable monthly and the various parties may individually demand repayment of the funds received by Maxxis at any time. We may also terminate the arrangement with any party at any time, however, should we terminate the arrangement, we will be required to pay the party a 30% premium upon termination over the original amount received by us.

         As of March 31, 2002, we had cash and equivalents of $326,000 and a working capital surplus of $211,000 as compared to cash and equivalents of $148,000 and a working capital deficit of $973,000 as of June 30, 2001.

         On September 29, 1998, we entered into a long-term lease commitment for the exclusive use of the Maxxis Switch, along with certain ancillary computer hardware and software required to operate the Maxxis Network. In connection with the lease of the Maxxis Switch, Maxxis made an initial payment of $501,000. Monthly payments of $118,000 began in January 1999 and continued through November 2001. In the first quarter of 2002, we completed our negotiation of more favorable financing terms with respect to the Maxxis Switch. Pursuant to the revised terms, we (a) began paying $50,000 monthly for three months beginning in March 2002, (b) will pay $75,000 monthly for three months beginning in June 2002, and (c) will make 29 payments of $103,000 beginning in September 2002 and continuing through January 1, 2005.

         We anticipate that cash generated from operations will be insufficient to meet our capital requirements in the immediate future. We expect to continue to borrow funds under the financing arrangement described above, in order to meet our capital requirements in the near future. However, if we do not receive sufficient funds from our operations and financing activities, we may need to raise additional capital. In addition, any increases in our growth rate, shortfalls in anticipated revenues, increases in expenses could have a material adverse effect on our liquidity and capital resources and could require us to raise additional capital. We may also need to raise additional funds to develop new products, or otherwise respond to unanticipated competitive pressures. Sources of additional capital may include cash flow from operations, lines of credit and private equity and debt financings. Our cash and financing needs for fiscal 2003 and beyond will be dependent on our level of IA and customer growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. We believe that major capital expenditures may be necessary over the next few years to develop additional product lines to sell through our IAs and to develop and/or acquire information, accounting and/or inventory control systems to monitor and analyze our growing multi level network marketing system. We have not identified financing sources to fund such cash needs in fiscal 2003 and beyond. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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


---------------------------------
* Incorporated by reference to the exhibits to our Registration Statement on Form S-1 (No. 333-38623) as declared effective by the Securities and Exchange Commission on January 5, 1999.

         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MAXXIS GROUP, INC.



May 15, 2002                      /s/ Alvin Curry
                                  ----------------------------------------------
                                  Alvin Curry
                                  President and Chief Executive Officer
                                  (Principal executive officer)


May 15,  2002                     /s/ DeChane Cameron
                                  ----------------------------------------------
                                  DeChane Cameron
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)