Form 10-K/A
period 2001-06-30
MAXXIS GROUP INC
filed 2002-09-06
CIK 1045703

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to _____________

COMMISSION FILE NUMBER: 0-31867

MAXXIS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-22-78241 (I.R.S. Employer Identification No.)

1901 Montreal Road, Suite 108, Tucker, Georgia (Address of Principal Executive Offices)	30084 (Zip Code)

Registrant’s telephone number, including area code:  (770) 696-6343

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

The aggregate market value of the Common Stock held by affiliates of the Registrant as of March 31, 2002 was $4,769,991. This calculation is based upon a price of $ 5.50 per share, or the price per share of Common Stock sold in the most recent private offering. There is no active trading market for the Common Stock, and the $ 5.50 per share price is not necessarily indicative of market value. There were 1,788,016 shares of Common Stock issued and outstanding as of March 31, 2002.

INTRODUCTORY NOTE

     This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on September 6, 2002, is being filed to amend certain sections of this Form 10-K to include additional information.

PART I

ITEM 1.  BUSINESS

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief or current expectations of Maxxis or its directors or officers with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) our anticipated capital needs. When used in this Report, the words “expects,” “intends,” “believes,” “anticipates,” “estimates,” “may,” “could,” “should,” “would,” “will,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in our filings with the Securities and Exchange Commission, including the “Risk Factors” section of our Registration Statement on Form S-1 (Registration Number 333-38623).

     Our independent associates market communications and Internet services and nutritional and health enhancement products through our multi-level network marketing system. We operate through our subsidiaries: Maxxis 2000, Inc. (“Maxxis 2000”); Maxxis Communications, Inc. (“Maxxis Communications”); and Maxxis Nutritionals, Inc. (“Maxxis Nutritionals”).

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

Strategy

     Our goal is to develop a national distribution system through which our products and services may be sold. We intend to increase our revenues by expanding our marketing network, increasing the number of customers who purchase our products and services, and providing additional products and services for sale through our independent associates. We intend to achieve our goals by:

•	Growing and Developing our Network of Independent Associates by enhancing our sponsoring and training services, continuing to support the marketing efforts of independent associates and introducing new income opportunities for independent associates.

•	Maintaining and Expanding the Number of Customers by offering high quality, competitively-priced products and services through a highly motivated network of independent associates.

•	Improving and Expanding Our Product Lines by continuing to evaluate and offer products that are attractive to our independent associates and customers.

•	Obtaining Competitive Prices on products and services through the purchasing power of our nationwide network.

Maxxis Switch

     In September 1998, we entered into an agreement to lease a telecommunications switch (the “Maxxis Switch”) formerly owned by Cherry Communications, Inc. Beginning in February 1999, our lease required us to make payments of approximately $118,000 per month. As we obtained the required regulatory approvals to offer telecommunications services throughout 1999, we began to market services provided through the Maxxis Switch to the subscriber base that was developed under our agreement with CRC, as well as customers that we have obtained more recently.

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

Marketing

     We market products and services exclusively through our network of independent associates. Currently, we have six independent associate positions in our marketing system: associate; senior associate; director; regional director; executive director; and presidential director. Independent associates are paid only by commissions, and we do not pay them any salary. Independent associate commissions are a specified percentage or a designated amount of the gross proceeds received by us from the sale of our services and products. We designate a portion of our gross sales as “commission value,” or “CV,” and allocate the CV among eligible participants in our marketing system. Currently, 10% of the CV earned with respect to a long distance subscriber is paid monthly to the independent associate who sponsored such subscriber, 57% of the CV is paid monthly to eligible directors who have the independent associate who sponsored the subscriber in their downline and an additional 28% is retained by us to be paid out to regional directors, executive directors and presidential directors in our performance bonus programs. All directors, executive directors, regional directors and presidential directors who meet certain performance criteria are eligible to receive additional performance bonuses.

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

     To become a director, a senior associate must sponsor two additional senior associate positions. A director increases the size of the director’s sales organization by sponsoring additional persons to become senior associates. These senior associates, and all senior associates that they, in turn, sponsor, become part of the sales organization of the director who sponsored them. Senior associates, through the growth of their sales organizations, may become directors, regional directors, executive directors or presidential directors and thereby increase the size of the sales organization of the person who was their original sponsor. The organization that grows below each director through this process is called a “downline.” Directors are eligible to receive the same commissions as senior associates and, if they directly gather and maintain a minimum commission volume of eight dollars monthly, are eligible to receive a percentage of the CV produced by each independent associate that is within 15 levels below them in their downline. In order to encourage the growth of our marketing system, we also pay eligible directors a bonus amount, which is designated as “bonus value,” or “BV,” for each sale of bonus-eligible products. We primarily designate retail priced phone cards, nutritional products and Web-page development and hosting services as bonus-eligible products. Directors become regional directors, executive directors and presidential directors upon the achievement of certain independent associate sales goals. Regional directors, executive directors and presidential directors are eligible to receive the same commissions as directors and, if they qualify, share in performance bonuses.

Relationship with Independent Associates

     We seek to contractually limit the statements that independent associates make about our business. Each independent associate must also agree to policies and procedures to be followed in order to maintain the independent associate’s status in our organization. We expressly forbid independent associates from making any representation as to the possible earnings of any independent associate or from making any representation with regard to our Common Stock. We also prohibit independent associates from creating any marketing literature that we have not pre-approved. While we have these policies and procedures in place governing the conduct of the independent associates, it is difficult to enforce such policies and procedures. Because the independent associates are classified as independent contractors, we are unable to provide them the same level of direction and oversight as our employees. Violations of our policies and procedures may reflect negatively on us and could have a material adverse effect on our business, financial condition and operating results.

Training and Marketing Support

     We offer our independent associates a number of support services. We offer training, information and motivational support to the independent associate network through our training program, regional meetings and distributors websites.

     We intend to hold conventions for independent associates to:

•	recognize the top performers,
•	direct access to senior management,
•	provide a chance for independent associates to share experiences and develop support systems, and
•	allow independent associates and potential independent associates to learn more about us.

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

•	1-Plus Long Distance. Our 1-Plus long distance service serves as a replacement for a customer’s former long distance service (such as the long distance services provided by AT&T Corporation

(“AT&T”), WorldCom, Inc. (“WorldCom”) and Sprint Corporation (“Sprint”)). Our 1-Plus services are billed on a flat rate basis, where the cost of a call does not vary depending upon the distance of a call or the time of day or day of week when the call is originated or terminated. Our residential 1-Plus services are billed based on one minute increments, and business 1-Plus service is billed based on 6-second increments with a 30-second minimum.

•	Prepaid Phone Cards. We offer prepaid phone cards in domestic time increments of 1 hour and 30 minutes. These cards may be used for domestic and international calls. We also offer international prepaid phone cards that are denominated in dollar amounts. Charges are deducted from these cards based upon the rates applicable to the calls placed by cardholders.

•	MAXXCONNECT. In September 1998, we began providing Internet access through InteReach Internet Services, L.L.C. and also began providing Web-page development and hosting services for independent associates.

     Nutritional and Health Enhancement Products. We market a line of private label nutritional and health enhancement products to our independent associates and customers. Representative products include:

•	Maxx-A-Chol is a dietary supplement which is a specialized combination of six herbs.

•	MAXXIS MSM is a dietary supplement consisting of methylsulfonylmethane, vitamin C, citrus bioflavonoid complex and ginseng.

•	MAXXIS Multivitamin is a multivitamin nutritional supplement which is delivered by means of a spray.

•	MAXXIS 02 is a nutritional supplement that contains electrolytes, oxygen, trace elements, enzymes and amino acids.

•	BetaShield is a nutritional product containing an extract from the cell walls of baker’s yeast.

•	Maxx-Life is a dietary supplement containing amino acids and other ingredients, including lysine, arginine, GABA, glutamine and ornithine.

•	Weight-Ideal is a dietary supplement in capsule and spray forms which contains a blend of nutrients, including chromium picolinate, magnesium acetate and niacin.

•	Maxxis Skin Care System consists of the following health and beauty products: shampoo; conditioner; body wash; hand and body conditioner; face wash; skin toner; and moisturizer.

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

Independent Associate Support and Information Systems

     We operate a call center where advisors answer independent associate questions and provide information to independent associates. The call center maintains a system that includes a current database of all independent associates, their downlines, and their long distance customers. We believe that maintaining sophisticated and reliable transaction processing systems is essential for multi-level network marketing companies. We use a commission processing software system that incorporates the provisions of our marketing program for purposes of processing detailed and customized independent associate commission payments, monitoring and analyzing financial and operating trends and tracking each independent associate’s downline. We also maintain transaction processing systems that facilitate the shipment of independent associate training and marketing materials. In addition, our order processing system tracks the receipt, storage, shipment and sale of our sales aid products.

Suppliers

     Prior to 1999, we did not own a long distance network. As a result, Maxxis Communications entered into the 1-Plus Agreement with CRC to allow our independent associates to market CRC’s telecommunications services. Subscribers gathered by our independent associates were long distance customers on CRC’s network, and CRC provided subscriber support. Subscribers had the right to change their service at any time. In January of 1999, we notified CRC of our intent to terminate our 1-Plus agreement and begin a process of migrating our customers to the Maxxis communications network. At that time, we entered into an agreement with WorldCom to provide us with the necessary private lines, circuits and other network services to be able to originate and terminate telephone calls through the Maxxis Switch. In March 1999, we entered an agreement with IXC Communications Services, Inc. to provide switched services for carrying the portion of the Maxxis traffic that does not go through the Maxxis Switch. In September 2000, we terminated our agreements with IXC and WorldCom and entered into an agreement with Broadwing Communications Services, Inc. for our telecommunications services. Pursuant to our agreement with Broadwing, we are obligated to purchase at least $50,000 of communications services per month. If we do not purchase this minimum amount, Broadwing may terminate their agreement with us or raise the rates and charges we pay them under our agreement. Our agreement with Broadwing currently renews on a month-to-month basis.

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

Customer Support

     During fiscal 2001, Maxxis Communications was primarily responsible for the billing of long distance customers and for providing customer service. Certain of our communications services, including 1-Plus long distance and prepaid phone cards, are provided under IXC’s or WorldCom’s state, national and international tariffs. We have been informed that IXC and WorldCom possess all tariffs necessary to offer such services. After we received tariffs from certain state authorities in April 1999, we assumed the responsibility for billing long distance and customer service as we migrated customers from those states onto the Maxxis communications network. We provide our Internet access services through InteReach, which is responsible for billing certain Internet access customers and for providing customer support.

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

     Internet Access and Internet-Related Services. The market for the provision of Internet access and Internet-related services is extremely competitive. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We cannot guarantee that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and operating results. Our current and future competitors include, without limitation, the following types of Internet access providers: (i) national commercial Internet service providers (“ISPs”); (ii) numerous regional and local commercial ISPs; (iii) established on-line commercial information service providers; (iv) national long distance carriers; (v) regional telephone companies; and (vi) cable operators.

     Independent Associates. We compete for independent associates with other direct selling organizations, some of which have longer operating histories and greater visibility, name recognition and financial resources. The largest network marketing companies in our markets are:

•	EXCEL Communications, Inc.,
•	American Communications Network,
•	BeautiControl Cosmetics, Inc.,
•	HerbalLife International, Inc., and
•	Mary Kay, Inc.

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

Proprietary Rights

     We have applied for a federal registration for the mark “MAXXIS.” In addition, we rely upon common law rights to protect other marks used by us and other rights that we consider to be our intellectual property. We cannot guarantee that our measures to protect our intellectual property will prevent or deter the use or misappropriation of our intellectual property by other parties. Our inability to protect our intellectual property from use or misappropriation from others could have a material adverse effect upon our business, financial condition and operating results. From time to time, companies may assert other trademark, service mark or intellectual property rights in marks (including the mark “MAXXIS”) or other intellectual property used by us. We could incur substantial costs to defend any legal action taken against us. Our use of our trademarks, service marks or other rights could be found to infringe upon intellectual property rights of other parties. We could be enjoined from further infringement and required to pay damages. In the event a third party were to sustain a valid claim against us, and in the event any required license were not available on commercially reasonable terms, our business, financial condition and operating results could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of our resources, may also be necessary to enforce our intellectual property rights or to defend us against claimed infringement of the rights of others.

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

     IXC and Maxxis must comply with the requirements applicable to common carriers under the Communications Act, which include a duty to offer services upon request at reasonable rates and on nondiscriminatory terms and conditions. Long distance telecommunications carriers also are subject to a variety of miscellaneous regulations that, for example, govern the documentation and verifications necessary to change a consumer’s long distance carrier, require the filing of periodic reports and the payment of regulatory fees. Currently, FCC regulations also require long distance telecommunications carriers to permit resale of their transmission services, and local exchange carriers to provide all long distance carriers with equal access to local exchange facilities for purposes of origination and termination of long distance calls. If either or both of these requirements were eliminated, our business could be adversely affected.

     The FCC generally has the authority to condition, modify, cancel, terminate or revoke a carrier’s authority to operate for failure to comply with federal laws or FCC orders, rules, regulations or policies. Fines or other penalties also may be imposed by such violations. The FCC has jurisdiction to act upon complaints against any telecommunications carrier for failure to comply with its statutory obligations. We cannot guarantee that the FCC or third parties will not raise issues regarding our compliance with applicable laws and regulations, which could have a material adverse effect on our business, financial condition and operating results.

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

     State Regulation. IXC and Maxxis are subject to varying levels of regulation in states in which each company provides long distance services. The vast majority of states require long distance carriers to apply for certificates to provide telecommunications services, or at least to register or to be found exempt from regulation, before they may commence providing intrastate long distance services. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. Also, a majority of states require long distance carriers to file and to maintain detailed tariffs listing rates for intrastate services. Many states also impose various reporting and fee requirements, including, without limitation, state universal service requirements. State regulatory agencies also generally require prior notice or approval for (i) transfers of control of certificated carriers, (ii) sales or transfers of carrier assets, including customer bases, (iii) carrier stock offerings and (iv) a carrier’s incurrence of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state telecommunications regulatory agencies for failure to comply with state laws and rules, regulations and regulatory policies. Fines and other penalties may be imposed for such violations.

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

     Regulation Affecting Nutritional and Health Enhancement Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our nutritional products are subject to regulation by a number of governmental agencies, the most active of which is the FDA, which regulates our products under the FDCA and regulations promulgated thereunder. Our products are also subject to regulation by the FTC, the CPSC, the USDA and the EPA. The FDCA has been amended several times with respect to dietary supplements, most recently by the NLEA and the DSHEA. Our nutritional products are generally classified and regulated as dietary supplements under the FDCA, as amended, and therefore are not subject to pre-market approval by the FDA. However, these products are subject to extensive labeling regulation by the FDA and can be removed from the market if shown to be unsafe. Moreover, if the FDA determines on the basis of our labeling or advertising claims, that the “intended use” of any of our nutritional products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the FDA can regulate those products as drugs and require pre-market clearance for safety and effectiveness. In addition, if the FDA determines that we have made claims regarding the effect of dietary supplements on the “structure or function” of the body, such claims could result in the regulation of such products as drugs.

     The FTC and certain states regulate advertising, product claims and other consumer matters, including advertising of our products. In the past several years, the FTC has instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials. We cannot guarantee that the FTC will not question our advertising or other operations. Moreover, we cannot guarantee that a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations. Furthermore, our independent associates and customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from independent associates, customers or others, including actions resulting in entries of consent decrees and the refund of amounts paid by the complaining independent associate or customer, refunds to an entire class of independent associates or customers, or other damages, as well as changes in our method of doing business. A complaint resulting from the practice of one independent associate, whether or not that practice was authorized by us, could result in an order affecting some or all independent associates in a particular state. In addition, an order in one state could influence courts or government agencies in other states. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our business, financial condition or operating results.

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

ITEM 2.  PROPERTIES

     See the information provided in Item 1 above entitled “Business — Facilities” for information with respect to our properties.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the periods presented. The statement of operations data for the fiscal years ended June 30, 1999, 2000 and 2001 and the balance sheet data as of June 30, 1999, 2000 and 2001 are derived from our audited consolidated financial statements. The statement of operations data for the three months ended September 30, 2000 and 2001 and the balance sheet data as of September 30, 2001 are derived from our unaudited consolidated financial statements. The consolidated financial statements as of and for the year ended June 30, 2001 were audited by Cherry, Bekaert & Holland, L.L.P., independent public accountants. The consolidated financial statements as of and for the years ended June 30, 1999 and 2000 were audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.

						Three Months Ending
	Jan. 24 to	Year Ending June 30,				September 30,
	June 30,
	1997	1998	1999	2000	2001	2000	2001

Statement of Operations Data:
Net revenues:
Communications services	$2,322,000	$5,293,000	$8,416,000	$9,646,000	$4,375,000	$1,057,000	$965,000
Nutritional products	—	526,000	1,371,000	17,003,000	2,851,000	1,259,000	462,000
Marketing services	369,000	1,172,000	2,557,000	2,484,000	3,500,000	1,022,000	648,000

Total net revenues	2,691,000	6,991,000	12,344,000	29,133,000	10,726,000	3,338,000	2,075,000

Cost of services:
Communications services	761,000	1,351,000	2,166,000	5,292,000	3,014,000	1,032,000	561,000
Nutritional products	—	294,000	662,000	3,403,000	813,000	362,000	97,000
Marketing services	255,000	431,000	947,000	519,000	699,000	137,000	198,000

Total cost of services	1,016,000	2,076,000	3,775,000	9,214,000	4,526,000	1,531,000	856,000

Gross margin	1,675,000	4,915,000	8,569,000	19,919,000	6,200,000	1,807,000	1,219,000

Operating expenses:
Selling and marketing	1,089,000	2,665,000	5,373,000	11,827,000	2,721,000	881,000	660,000
General and administrative	660,000	2,344,000	4,376,000	6,411,000	6,987,000	1,132,000	1,057,000

Total operating expenses	1,749,000	5,009,000	9,749,000	18,238,000	9,708,000	2,013,000	1,717,000

Interest expense (income)	—	2,000	356,000	648,000	448,000	206,000	(3,000)

Loss before income tax benefit	(74,000)	(96,000)	(1,536,000)	1,033,000	(3,956,000)	(46,000)	(501,000)
Income tax benefit	—	—	—	—	—	—	—

Net (loss) income	$(74,000)	$(96,000)	$(1,536,000)	$1,033,000	$(3,956,000)	$(252,000)	$(501,000)

Per Share Data:
Net (loss) income per share
Basic	(0.05)	$(0.06)	$(0.96)	$0.66	$(2.33)	$(0.16)	$(0.28)

Diluted	$(0.05)	$(0.06)	$(0.96)	$0.56	(2.33)	(0.16)	(0.28)

Weighted average number of shares outstanding
Basic	1,571,187	$1,571,187	1,594,387	1,563,092	1,700,237	1,546,919	1,814,743

Diluted	1,571,187	1,571,187	1,594,387	1,844,346	1,700,237	1,546,919	1,814,743

	January 24,
	1997 Inception
	to	As of June 30,				As of
	June 30,					September 30,
	1997	1998	1999	2000	2001	2001

Balance Sheet Data:
Working capital	$(13,000)	$180,000	$(1,942,000)	$2,641,000	$(973,000)	$(1,066,000)
Property and equipment, net	92,000	169,000	5,842,000	5,000,000	4,742,000	4,650,000
Total assets	596,000	1,263,000	8,286,000	12,667,000	7,428,000	7,083,000
Long-term obligations	—	—	5,395,000	3,107,000	1,980,000	1,872,000
Shareholders’(deficit) equity	293,000	484,000	(1,014,000)	4,923,000	2,308,000	2,165,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “intends,” “believes,” “anticipates,” “estimates,” “may,” “could,” “should,” “would,” “will,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth elsewhere in this Report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

     We derive revenues from communications services, nutritional products and marketing services. Communications services revenues are comprised of: (i) sales of prepaid phone cards to our independent associates; (ii) usage and fees from long distance services provided by the Maxxis network, net of allowances for bad debt and billing adjustments; and (iii) subscription fees from our Internet subscribers. Because of the administrative procedures that must be complied with in order to establish 1-Plus customers and to collect the usage and access fees, there is generally a delay of up to two to three months from the time a prospective customer indicates a desire to become a 1-Plus customer and the time that we begin to receive revenues from such customer’s usage. In September 2000, we entered into an agreement with Broadwing Communications Services, Inc. for our telecommunications services. Pursuant to our agreement with Broadwing, we are obligated to purchase at least $50,000 of communications services per month. If we do not purchase this minimum amount, Broadwing may terminate their agreement with us or raise the rates and charges we pay them under our agreement. Our agreement with Broadwing currently renews on a month-to-month basis.

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

Results of Operations

     The following table sets forth the percentage of total revenues attributable to each category for the periods shown.

				Three Months Ended
	Year Ended June 30,			September 30,

	1999	2000	2001	2000	2001

Net revenues:
Communications services	68%	33%	41%	32%	47%
Nutritional products	11	58	27	38	22
Marketing services	21	9	32	30	31

Total net revenues	100%	100%	100%	100%	100%

Cost of services:
Communications services	18%	18%	28%	31%	26%
Nutritional products	5	12	8	11	5
Marketing services	8	2	6	4	10

Total cost of services	31%	32%	42%	46%	41%
Operating expenses:
Selling and marketing	44%	41%	25%	26%	32
General and administrative	35	22	65	34	51%

Total operating expenses	79%	63%	90%	60%	83%

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

  Year ended June 30, 2001 compared with year ended June 30, 2000

     Net Revenues. Total net revenues decreased $18.4 million, or 63%, to $10.7 million for fiscal year ended June 30, 2001 from $29.1 million for the same period in 2000. The decrease in total net revenues was primarily due to a shift in our focus in fiscal year 2001 from offering sales promotions related to our communications, nutritional products and marketing services to improving our infrastructure. We expect that the reported declining trend in net revenues will continue due to a decline in general economic conditions affecting our customer base, and a continuing decrease in the number of new IAs we are able to recruit.

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

     Operating Expenses. For fiscal 2001, selling and marketing expenses were $2.7 million, or 25% of total net revenues, as compared with $11.8 million, or 41% of total net revenues, for the same period in 2000. This decrease was due to the lower commissions resulting from lower sales revenue. General and administrative expenses were $6.9 million, or 65% of total net revenues for 2001, as compared to $6.4 million, or 22% of total net revenues, for the same period in 2000. General and administrative expenses increased as a percentage of total revenues in fiscal 2001 due to the write-off of $1 million for receivables that we deemed were uncollectible and our purchase for $1.1 million of a downline from the Maxxis Millionaire Society, a Georgia partnership in which Ivey Stokes, our Chairman, Chief Executive Officer and President, and Alvin Curry, our Chief Operating Officer, are partners. Total operating expenses as a percentage of net revenue increased to 91% of net revenues for fiscal 2001 from 63% of net revenues for fiscal 2000.

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

     In November 1997, we entered into a demand promissory note to fund expenses incurred in connection with the launch of our nutritional product line. As of March 23, 1998, we had borrowed $200,000 under such promissory note. On March 23, 1998, we converted the outstanding principal amount under the promissory note into units (“Units”) at a price of $5.50 per Unit with each Unit consisting of one share of convertible preferred stock (the “Preferred Stock”) and a warrant (a “Warrant”) to purchase one share of Common Stock at a price of $5.50 per share. The Preferred Stock is: (i) non-voting; (ii) entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event; (iii) entitled to a liquidation preference over the Common Stock; and (iv) convertible into Common Stock at the option of the holder at any time commencing 14 months following the date of the issuance of the Preferred Stock and automatically upon the closing of a public offering that occurs at least 14 months following the issuance of the Preferred Stock and that provides us with gross proceeds of at least $7,500,000. The Warrants are entitled to an antidilution adjustment only upon a stock split, recapitalization or similar event, are not exercisable until 14 months following their date of issuance and remain exercisable at the option of the holder until the seventh anniversary of their issuance. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the Preferred Stock and any additional preferred stock that may be issued in the future.

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

     For 2001, net cash used in operating activities was $4.1 million, compared to net cash provided by operating activities of $2.7 million for 2000. Operating activities for 2001 consisted primarily of a $4.0 million net loss and $180,000 in net adjustments to reconcile net income to operating cash flows, which net adjustments consisted primarily of $1.0 million of non-cash depreciation and amortization and $1.0 million in non-cash provisions for doubtful receivables. In addition, changes in significant accounts included a $742,000 decrease in accrued compensation and a $460,000 decrease in accrued expenses. The $742,000 decrease in accrued compensation primarily relates to and includes compensation bonus arrangements we accrued through the year ended June 30, 2000. We paid these bonuses after June 30, 2000, and they are reflected as a use of cash during the year ended June 30, 2001. The $460,000 decrease in accrued expenses primarily relates to a reduction in accrued expenses from our operations through June 30, 2000. We paid these amounts after to June 30, 2000 and they are reflected as a use of cash during the year ended June 30, 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, including our consolidated balance sheets as of June 30, 1999, 2000 and 2001 and consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of these years, together with the report of Cherry, Bekaert & Holland, L.L.P. dated December 21, 2001 and the report of Arthur Andersen LLP, dated September 22, 2000 are included on pages F-1 through F-8 of this Report.

Supplementary Financial Data
(Unaudited)

	Three Months Ending

	Sep. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000

Net revenues	4,320,000	3,293,000	11,317,000	10,203,000
Gross margin	2,430,000	1,734,000	8,480,000	7,275,000
Net (loss) income	(880,000)	(632,000)	1,963,000	582,000
Net (loss) income per common share—basic	(0.54)	(0.41)	1.21	0.36
Net (loss) income per common share—diluted	(0.54)	(0.41)	1.21	0.36

	Three Months Ending

	Sep. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sep. 30, 2001

Net revenues	3,038,000	2,415,000	2,734,000	2,539,000	2,075,000
Gross margin	1,807,000	1,383,000	1,361,000	1,649,000	1,219,000
Net (loss) income	(252,000)	(1,460,000)	(941,000)	(1,303,000)	(501,000)
Net (loss) income per common share—basic	(0.16)	(0.80)	(0.52)	(0.72)	(0.28)
Net (loss) income per common share—diluted	(0.16)	(0.80)	(0.52)	(0.72)	(0.28)

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

     During the fiscal years ended June 30, 2000 and June 30, 1999, and during any subsequent interim period preceding the dismissal of Arthur Andersen, there were no “reportable events” to describe as specified in Item 304(a)(1)(v) of Regulation S-K.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     Our directors and executive officers are set forth below. Our Board of Directors consists of nine directors divided into three classes of directors, serving staggered three-year terms. Our directors and executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Our directors are elected at the annual meeting of shareholders. Our officers are appointed at the Board’s first meeting after each annual meeting of shareholders. The ages of the persons set forth below are as of December 31, 2001.

			Term as
			Director
Name	Age	Position	Expires

Ivey J. Stokes	42	Chairman of the Board of Directors, Chief Executive Officer, and President	2001
Alvin Curry	45	Chief Operating Officer and Director	2001
DeChane Cameron	32	Chief Financial Officer	—
Larry W. Gates, II	38	Vice President, Secretary, and Director	2002
Henry Steve Johnson	53	Director	2001
David Finkelstein	43	Director	2002
Sandra Jordan	50	Director	2003
George Steinberger	64	Director	2003
Robert James Glover, Jr.	40	Director	2002
Terry Harris	46	Director	2003

     Ivey J. Stokes has served as our Chairman of the Board of Directors since our inception and as our Chief Executive Officer and President since September 1999. Mr. Stokes began his marketing career in 1982 at A.L. Williams Corporation (“A.L. Williams”) where he became one of less than 400 National Sales Directors out of 1.3 million insurance agents. In March 1991, Mr. Stokes left the financial services industry to launch his own independent marketing firm, Global Marketing Alliance (“Global Alliance”). Over the next five years, Mr. Stokes became one of the leading money earners in several national network marketing firms. Mr. Stokes’ marketing firm, Global Alliance, has sponsored and trained over 150,000 distributors since 1991. Mr. Stokes has a bachelors degree in industrial management from the Georgia Institute of Technology.

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

     Henry Steve Johnson has served as a director since July, 2001. Mr. Johnson has served as an independent associate with us since March of 1997. Mr. Johnson has a Master’s degree from the University of Michigan.

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

     Robert James Glover, Jr. has served as a director since our inception. Mr. Glover started his marketing career as an independent insurance agent with A.L. Williams in 1985, where he attained the sales position of Senior Vice President. In December 1993, Mr. Glover left the financial services industry and became an independent marketer of telecommunications services through his own independent marketing firm, Glover Enterprises. Mr. Glover’s network marketing firm has sponsored and trained over 10,000 distributors. Mr. Glover attended Maryland University.

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

     We do not have a standing nominating committee. The Board of Directors or the Executive Committee nominates candidates to stand for election as directors. Our Amended and Restated Bylaws permit shareholders to make nominations for directors but only if such nominations are made pursuant to timely notice in writing to the Secretary of

Maxxis. To be timely, notice of shareholder nominations for directors must be delivered in writing to the Secretary of Maxxis no later than 90 days prior to the anniversary of the previous year’s annual meeting, together with the identity of the nominator and the number of shares of Common Stock owned, directly or indirectly, by the nominator.

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

Summary Compensation Table

		Annual Compensation

Name and Principal Position	Period	Salary	Bonus(1)

Ivey J. Stokes	Fiscal 2001	$104,000	$0
Chief Executive Officer and President	Fiscal 2000	$104,000	$0
	Fiscal 1999	$104,000	$0

Alvin Curry	Fiscal 2001	$85,000	$0
Chief Operating Officer

(1)	In October 2000, we purchased a downline from the Maxxis Millionaire Society for $1.1 million. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society.

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

Sales Representative Agreements

     We entered into independent sales representative agreements (collectively, the “Sales Representative Agreements”) with ten independent sales representatives, including Messrs. Stokes, Gates and Glover. The Sales Representative Agreements provide for a minimum fee of $800.00 per week. Each sales representative is also eligible to receive quarterly payments of a performance bonus which is a percentage of total revenue from Maxxis 2000. To be paid a bonus, a sales representative must have 180 new activations in a quarter. The bonus amount is then determined by the number of open centers in that quarter. The bonus ranges from 1% to 5% based on Production. Each sales representative is an independent contractor, and we do not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

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

	Amount of	Percentage of
	Beneficial	Common Stock
Name and Address(a) of Beneficial Owner	Ownership(b)	Outstanding

Alvin Curry(c)	636,363	35.1%
King David Trust(d)	454,545	25.0
Cynthia Glover, trustee(e)	181,818	10.0
Steve Johnson	3,636	*
Sandra Jordan	4,000	—
Larry W. Gates, II	45,454	2.5
Robert J. Glover(f)	—	—
Terry Harris	3,636	*
Ivey J. Stokes(g)	—	—
David Finkelstein	3,075	*
George Steinberger	4,000	*
All directors and executive officers as a group (10 persons) (c) – (g)	883,982	48.7

*	Less than one percent

(a)	The address of the King David Trust and Alvin Curry is c/o Maxxis Group, Inc., 1901 Montreal Drive, Suite 108, Tucker, Georgia 30084. The address of Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 is 7839 Taylor Circle, Riverdale, Georgia 30274.

(b)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from December 31, 2001. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(c)	Includes 454,545 shares owned by the King David Trust of which Mr. Curry, a director of, is the trustee. Mr. Curry disclaims beneficial ownership of such shares.

(d)	All such shares are owned by the King David Trust of which Mr. Curry is the trustee and Mr. Stokes’ minor children are the beneficiaries. Mr. Stokes, the Chairman of the Board, disclaims beneficial ownership of such shares.

(e)	All such shares are owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997. Ms. Glover is the wife of Robert J. Glover, a director. Mr. Glover is the sole beneficiary and disclaims beneficial ownership of such shares. In addition, Ms. Glover disclaims beneficial ownership of such shares.

(f)	Excludes 181,818 shares owned by Cynthia Glover, trustee, U/A Louise Glover dated January 10, 1997 of which Mr. Glover is the sole beneficiary. Mr. Glover disclaims beneficial ownership of such shares.

(g)	Excludes 454,545 shares owned by the King David Trust of which Mr. Stokes’ minor children are the beneficiaries. Mr. Stokes disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2000, we purchased a downline from the Maxxis Millionaire Society for $1.1 million. Ivey Stokes, our Chief Executive Officer and Alvin Curry, our Chief Operating Officer, are partners in the Maxxis Millionaire Society.

     On November 22, 1998, Maxxis entered into a line of credit with the Maxxis Millionaire Society, a Georgia partnership. The line of credit was amended on May 1, 1999. Ivey Stokes and Alvin Curry, Maxxis’ Chairman of the Board and Chief Operating Officer are partners in the Maxxis Millionaire Society. Pursuant to the line of credit, Maxxis may borrow up to $2,000,000 at 10% annual interest.

     On February 16, 1997, Glover Enterprises, Inc., an affiliate of Robert J. Glover, a director, loaned us $50,000 to fund our initial start-up costs. We have repaid this loan.

     During the Inception Period, we paid a fee of $184,000 to IS 14, Inc. (“IS 14”), a former Delaware corporation which was controlled by certain of our directors and officers. The IS 14 fee was comprised of compensation for managerial, marketing and administrative services performed by certain of our officers and sales representatives prior to the establishment of our payroll. IS 14 has been dissolved, and we will not make any additional payments to IS 14.

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

The following consolidated financial statements are filed as a part of this Report and are attached hereto as pages F-1 through F-30:

Consolidated Balance Sheets as of June 30, 2000 and 2001
Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001
Notes to Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2001 (unaudited)
Consolidated Statements of Operations for the three months ending September 30, 2001 and September 30, 2000 (unaudited)
Consolidated Statements of Cash Flows for the three months ending September 30, 2001 and September 30, 2000 (unaudited)

(a)(2)	Financial Statement Schedules

(a)(3)  Exhibits

Exhibit
Number	Exhibit Description

2.1*	Plan of Reorganization of the Company effective as of February 17, 1998.
3.1*	Amended and Restated Articles of Incorporation of the Company, as amended to date.
3.2*	Amended and Restated Bylaws of the Company, as amended to date.
4.1*	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of holders of Common Stock of the Company.
4.2*	Specimen Common Stock certificate.
4.3*	Shareholders Agreement, dated as of September 1, 1997 among the Company and the holders of Class A Common Stock.
4.4*	Amended and Restated Shareholders Agreement, dated as of February 18, 1998 among the Company and certain holders of its Common Stock.
10.1*	Form of Employment Agreement by and between the Company and certain of its officers.
10.2*	Form of Independent Sales Representative Agreement by and between the Company and certain of its sales representatives.
10.3*	Software License Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2, 1997.
10.4*	Software Service Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2, 1997.
10.5*	Equipment Purchase Agreement between Summit V. Inc., a subsidiary of Jenkon International, Inc. and the Company dated February 2, 1997.
10.6*	Agreement for 1-Plus Services between Colorado River Communications Corporation and the Company dated February 20, 1997.†
10.7*	Sublease Agreement between DowElanco and the Company dated February 14, 1997.
10.8*	Warehouse lease between Malon D. Mimms and the Company dated March 17, 1997.
10.9*	Warehouse lease between Malon D. Mimms and the Company dated June 23, 1997.
10.10*	Sub-Sublease Agreement between the Company and Simons Engineering, Inc. dated September 1, 1997.
10.11**	Maxxis Group, Inc. 1998 Stock Option Plan.
10.12**	Lease Amendment Agreement dated June 5, 1998 among Malon D. Mimms, the Company and Richard Bowers & Co.
10.13**	Lease Amendment Agreement dated August 14, 1998 among Malon D. Mimms, the Company and Richard Bowers & Co.
10.14#	Software Purchase Agreement between UsefulWare Incorporated and the Company dated as of August 13, 1998.†
10.15#	Asset Purchase Agreement by and among Cherry Communications Incorporated (“Cherry”), World Access, Inc. (“World Access”) and the Company dated as of September 29, 1998.
10.16#	Promissory Note by the Company in favor of Cherry dated September 29, 1998.
10.17#	Security Agreement between the Company and World Access dated as of September 29, 1998.
10.18#	Software License Agreement between Alcatel USA Marketing, Inc. and the Company dated as of September 29, 1998.
10.19#	Sublease between Cherry and the Company dated as of September 30, 1998.
10.20#	Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998 (World Access)
10.21#	Master Lease Agreement between Rockford Industries, Inc. and the Company dated as of September 29, 1998 (NACT Telecommunications, Inc.)
10.22##	Line of Credit between the Company and the Maxxis Millionaire Society dated as of November 22, 1998.
10.23##	Investment Agreement between InteReach Internet Services, LLC and the Company dated as of December 8, 1998.
10.24##	Virtual ISP Agreement between InteReach Internet Services, Inc. and the Company dated as of December 8, 1998.
10.25###	Digital Services Agreement between Worldcom Network Services, Inc. and the Company dated as of January 21, 1999

10.26†###	Telecommunications Services Agreement between Worldcom Network Services, Inc. and the Maxxis Communications dated as of January 21, 1999.
10.27###	Program Enrollment Terms to the Telecommunications Services Agreement dated as of January 21, 1999 between Worldcom Network Services, Inc. and the Maxxis Communications.
10.28†###	Master Service Agreement between IXC Communications Services, Inc. and the Company dated as of March 25, 1999.
10.29###	Amendment to the Line of Credit between the Company and the Maxxis Millionaire Society dated as of May 1, 1999.
21.1###	Subsidiaries of the Company.
24.1	Power of Attorney (contained on the signature page hereof)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-38623).
**	Incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1998 as filed with the Commission on September 25, 1998.
#	Incorporated by reference to the Company’s Form 109-Q for the quarter ended September 30, 1998 as filed with the Commission on November 12, 1998.
##	Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1998 as filed with the Commission on February 16, 1999.
###	Incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1999 as filed with the Commission on October 13, 2000.
†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

(b)	Reports on Form 8-K

Form 8-K filed August 20, 2001

Filing under Item 4 regarding the dismissal of the firm Arthur Andersen, LLP as our independent auditors.

Form 8-K filed October 17, 2001

Filing under Item 4 regarding the engagement of Cherry, Bekaert & Holland, L.L.P. as our independent auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXXIS GROUP, INC.

August 28, 2002	By:	/s/ Alvin C. Curry

Alvin C. Curry Chief Executive Officer and President

POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Alvin C. Curry and DeChane Cameron, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Registrant’s Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 28, 2002	/s/ Ivey J. Stokes

Ivey J. Stokes Chairman of the Board

August 28, 2002	/s/ DeChane Cameron

DeChane Cameron Chief Financial Officer (Principal financial and accounting officer)

August , 2002

Steve Johnson Director

August 28, 2002	/s/ Larry W. Gates, II*

Larry W. Gates, II Vice President, Secretary, and Director

August , 2002

Sandra Jordan Director

August 28, 2002	/s/ Alvin Curry

Alvin Curry Chief Executive Officer, President, Chief Operating Officer and Director (Principal executive officer)

August 28, 2002	/s/ Robert J. Glover, Jr.*

Robert J. Glover, Jr. Director

August 28, 2002	/s/ Terry Harris*

Terry Harris Director

August , 2002

David Finkelstein Director

August , 2002

George Steinberger Director

August 28, 2002	By: /s/ DeChane Cameron

*DeChane Cameron Attorney-in-fact

[Cherry, Bekaert & Holland, L.L.P. letterhead]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Maxxis Group, Inc. and Subsidiaries
Tucker, Georgia

We have audited the accompanying consolidated balance sheet of Maxxis Group, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Atlanta, Georgia
January 31, 2002

[Andersen letterhead]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Maxxis Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MAXXIS GROUP, INC. (a Georgia corporation) AND SUBSIDIARIES as of June 30, 1999 and 2000 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
September 22, 2000

MAXXIS GROUP, INC AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2001 and 2000

Assets

	2001	2000

Current Assets
Cash and cash equivalents	$148,000	$4,867,000
Accounts receivable, net of allowance for doubtful accounts of $484,000 and $931,000 in 2001 and 2000, respectively	341,000	1,081,000
Inventories, net	1,402,000	1,093,000
Prepaid expenses and other current assets	276,000	237,000

Total Current Assets	2,167,000	7,278,000

Property and Equipment, net	4,742,000	5,000,000

Capitalized Software Development Costs, net	396,000	358,000

Other Assets	123,000	31,000

Total Assets	$7,428,000	$12,667,000

Liabilities and Shareholders’ Equity (Deficit)

	2001	2000

Current Liabilities
Line of Credit	$—	$65,000
Accounts payable	1,001,000	814,000
Commissions payable	114,000	160,000
Accrued compensation	14,000	756,000
Sales tax payable	316,000	177,000
Accrued expenses	100,000	813,000
Current maturities of capital lease obligations	1,233,000	974,000
Deferred revenue	362,000	878,000

Total Current Liabilities	3,140,000	4,637,000

Contracts	110,000	—
Long-term capital lease obligations	1,870,000	3,107,000

Total Long-Term Liabilities	1,980,000	3,107,000

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Preferred stock, no par value; 10,000,000 shares authorized, 1,000,000 shares designated as Series A Convertible Preferred Stock, 962,814 and 992,814 Series A Convertible Preferred stock shares issued and outstanding 2001 and 2000, respectively	4,976,000	5,141,000
Common Stock, no par value; 20,000,000 shares authorized, 1,814,743 and 1,546,919 shares issued and outstanding in 2001 and 2000, respectively	1,818,000	455,000
Subscription receivable	143,000	—
Accumulated deficit	(4,629,000)	(673,000)

Total Shareholders’ Equity (Deficit)	2,308,000	4,923,000

Total Liabilities and Shareholders’ Equity (Deficit)	$7,428,000	$12,667,000

The accompanying notes are an integral part of these consolidated statements.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the years ended June 30, 2001, 2000, and 1999

	2001	2000	1999

Net Revenues
Communications services	$4,375,000	$9,646,000	$8,416,000
Nutritional products	2,851,000	17,003,000	1,371,000
Marketing services	3,500,000	2,484,000	2,557,000

Total Net Revenues	10,726,000	29,133,000	12,344,000

Cost of Goods and Services Sold
Communications services	3,014,000	5,292,000	2,166,000
Nutritional products	813,000	3,403,000	662,000
Marketing services	699,000	519,000	947,000

Total Cost of Goods and Services Sold	4,526,000	9,214,000	3,775,000

Gross Margin	6,200,000	19,919,000	8,569,000

Operating Expenses
Selling and marketing	2,721,000	11,827,000	5,373,000
General and administrative	6,987,000	6,411,000	4,376,000

Total Operating Expenses	9,708,000	18,238,000	9,749,000

Interest and Other Expenses
Interest expense	448,000	616,000	338,000
Other expense	—	32,000	18,000

Total Interest and Other Expenses	448,000	648,000	356,000

Income (Loss) Before Income Taxes	(3,956,000)	1,033,000	(1,536,000)
Income Taxes	—	—	—

Income (Loss)	$(3,956,000)	$1,033,000	$(1,536,000)

Income (Loss) Per Share:
Basic	$(2.33)	$0.66	$(0.96)

Diluted	$(2.33)	$0.56	$(0.96)

Weighted Average Number of Shares:
Basic	1,700,237	1,563,092	1,594,387

Diluted	1,700,237	1,844,346	1,594,387

Effect of change in accounting estimate:
Increase net income	$776,000	$—	$—

Increase income per share	$0.46	$—	$—

The accompanying notes are an integral part of these consolidated statements.

MAXXIS GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)
For the years ended June 30, 2001, 2000, and 1999

	Preferred Stock		Common Stock		Shareholder
					Note	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Receivable	Deficit	Receivable	Total

Balance, June 30, 1998	36,359	$200,000	1,573,196	$574,000	$(120,000)	$(170,000)	$—	$484,000
Issuance of common stock, net of issuance expenses	—	—	46,450	1,000	—	—	—	1,000
Compensation expense for stock option issuance	—	—	—	37,000	—	—	—	37,000
Net Loss	—	—	—	—	—	(1,536,000)	—	(1,536,000)

Balance, June 30, 1999	36,359	200,000	1,619,646	612,000	(120,000)	(1,706,000)	—	(1,014,000)
Issuance of preferred stock, net of issuance expenses	997,000	5,164,000	—	—	—	—	—	5,164,000
Reaquisition of note receivable with common stock	—	—	(72,727)	(120,000)	120,000	—	—	—
Acquisition of preferred stock	(40,545)	(223,000)	—	—	—	—	—	(223,000)
Forfeited stock options	—	—	—	(37,000)	—	—	—	(37,000)
Net Income	—	—	—	—	—	1,033,000	—	1,033,000

Balance, June 30, 2000	992,814	5,141,000	1,546,919	455,000	—	(673,000)	—	4,923,000
Subscriptions received	—	—	—	—	—	—	143,000	143,000
Acquisition of preferred stock	(30,000)	(165,000)	—	—	—	—	—	(165,000)
Issuance of common stock, net	—	—	267,824	1,363,000	—	—	—	1,363,000
Net Loss	—	—	—	—	—	(3,956,000)	—	(3,956,000)

Balance June 30, 2001	962,814	$4,976,000	1,814,743	$1,818,000	$—	$(4,629,000)	$143,000	$2,308,000

The accompanying notes are an integral part of these consolidated statements.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years ended June 30, 2001, 2000, and 1999

	2001	2000	1999

Cash Flows From Operating Activities
Net Income	$(3,956,000)	$1,033,000	$(1,536,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,046,000	1,461,000	501,000
Write-off of investment in internet service provider	—	100,000	—
Stock compensation expense	—	(37,000)	37,000
Provision for doubtful receivables, and writeoffs	1,040,000	427,000	73,000
Changes in operating assets and liabilities
Accounts receivable and communications receivable	(300,000)	(39,000)	(1,226,000)
Inventories	(309,000)	(739,000)	(136,000)
Prepaid expenses and other assets	(219,000)	(127,000)	(87,000)
Commissions payable	(46,000)	(303,000)	362,000
Accounts payable	187,000	(404,000)	1,007,000
Accrued compensation	(742,000)	536,000	66,000
Sales tax payable	139,000	(140,000)	187,000
Accrued expenses	(460,000)	385,000	300,000
Deferred revenue	(516,000)	548,000	275,000

Total adjustments	(180,000)	1,668,000	1,359,000

Net cash provided by (used in) operating activities	(4,136,000)	2,701,000	(177,000)

Cash Flows From Investing Activities
Capital expenditures	(738,000)	(627,000)	(641,000)
Investment in Internet service provider	—	—	(100,000)
Liquidation of short-term investments	—	10,000	—

Net cash used in investing activities	(738,000)	(617,000)	(741,000)

MAXXIS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
For the years ended June 30, 2001, 2000, and 1999

	2001	2000	1999

Cash Flows From Financing Activities
Net proceeds from issuance and acquisition of stock	1,198,000	5,164,000	—
Net borrowings (payments) on line of credit	(65,000)	(1,325,000)	1,390,000
Payments on lease obligations	(978,000)	(853,000)	(825,000)
Repurchase of preferred stock	—	(223,000)	—
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	155,000	2,763,000	566,000

Net Increase (Decrease) in Cash	(4,719,000)	4,847,000	(352,000)
Cash and Cash Equivalents, Beginning of Year	4,867,000	20,000	372,000

Cash and Cash Equivalents, End of Year	$148,000	$4,867,000	$20,000

Supplemental Cash Flow Disclosures:
Cash paid for interest	$448,000	$578,000	$—

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001, 2000 and 1999

Note 1	Organization and Presentation

Description of Business and Operations

Maxxis Group, Inc., a Georgia corporation, was incorporated on January 24, 1997 (“Inception”) and is headquartered in Tucker, Georgia. Maxxis Group, Inc.’s principal business operations are carried out through its wholly owned subsidiaries, Maxxis 2000, Inc. and Maxxis Telecom, Inc., which began operations in March 1997, and Maxxis Nutritionals, Inc., which began operations in December 1997. Maxxis Group, Inc., together with its wholly owned subsidiaries (collectively referred to as the “Company”), was founded for the purpose of selling communications products and services, private label nutritional products, and other consumable products and services through a multilevel marketing system of independent associates (“IAs”) to subscribers throughout the United States. The Company currently markets long-distance services and communications services, such as travel cards, prepaid phone cards, 800 service, Internet access, Web page development and hosting services, and international telecommunications service, as well as private label nutritional products.

The Company’s ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional employees, train and manage both current and new employees, and expand the level of IAs. Growth may place a significant strain on the Company’s operational resources and systems, and failure to effectively manage growth would have a material effect on the Company’s business. For the year ended June 30, 2001, the Company incurred a net loss of approximately $4.0 million and experienced net cash used in operations of approximately $4.1 million. In addition, the Company’s ratio of current assets to current liabilities was .64 at June 30, 2001. These matters may indicate doubt regarding the Company’s ability to continue as a going-concern. To address these issues management of the Company has implemented financial control plans to effectively manage the Company’s cost structure and to enhance the Company’s customer base. These financial control plans include expense reduction programs for personnel and operating costs. The Company is reviewing the existing personnel structure of the Company to identify opportunities for expense reductions. In addition, the Company is evaluating inventory management procedures to reduce the cost of maintaining inventory. Management of the Company believes that these plans will be effectively implemented by the Company. However, the ability of the Company to continue is dependent upon the success of management’s plans.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Maxxis Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Communications services revenues consist of sales of prepaid phone cards to IAs, commissions generated from an agreement to resell long-distance services, long-distance services directly provided by the Company and from Internet related services. From inception through March 1999, the Company purchased prepaid phone cards from an independent tariffed long-distance reseller (the “Reseller”), and IAs, in turn, purchased these prepaid phone cards from the Company. Revenues from prepaid phone cards were recognized when the cards were sold to IAs, net of an estimate of sales returns for defective or unused cards. Active IAs have the right to return defective or unused cards for up to 30 days after the date of purchase. IAs that terminate their relationship with the Company also have up to one year from the date of purchase to return cards that are unused and sealed in original packaging, for a partial refund.

Communications services in fiscal year 1999 also include long distance revenues generated by the Company’s agreement with the Reseller under which the Company received a percentage of the gross long-distance revenues generated by the Company’s customers, less billing adjustments. The Company recognized long-distance revenues when services were provided by the Reseller, net of an estimate for billing adjustments. The Reseller assumed the risk of all bad debts. Amounts due to the Company from the Reseller are included in communications receivable in the accompanying balance sheet.

In February 1999, the Company entered into an agreement to lease telephone switching equipment (the “Maxxis Switch”). The Maxxis Switch provided the Company with the ability to directly provide long-distance services. In March 1999 (“March Agreement”) the Company entered into an agreement with two independent tariffed long-distance suppliers to provide for additional capacity for telecommunications traffic that is not routed through the Maxxis Switch. In April 1999, the Company began transferring its existing long-distance customers from the Reseller’s network to the Maxxis Switch and began routing traffic through the long-distance suppliers under the March Agreement. In addition, the Maxxis

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 2	Summary of Significant Accounting Policies (continued)

Switch began carrying traffic related to the Company’s prepaid phone cards (the “Switch Phone Cards”). Active IAs may return defective or unused phone cards for up to 30 days after the date of purchase for a refund on the purchase cost.

The Company recognizes long-distance revenues as services are provided, net of an estimate for billing adjustments. These estimated billing adjustments are provided by the Company for potential uncollectible accounts or disputed billings. The Company assumes the risk of all bad debts. Amounts due to Company related to direct long-distance services are included in accounts receivable in the accompanying balance sheets.

Revenue from Internet Access services is recognized as services are provided to the IAs over the period for which the services are provided.

Nutritional services revenues consist of sales of private label nutritional products manufactured by various suppliers and are recorded as products are shipped to IAs, net of an estimate of returned products. IAs may return purchased unused nutritional products within 30 days of purchase for a refund of the purchase cost.

Marketing services revenues are recognized as products are shipped to IAs and primarily consist of revenue from IAs for the sale of distributor kits and sales aids, which include forms, promotional brochures, marketing materials, and presentation materials designed to assist IAs in the conduct of their business. IAs may return purchased marketing products, including distributor kits and sales aids, within 30 days of purchase for a refund of the purchase cost.

Deferred Revenue

Deferred revenue consists of the annual nonrefundable renewal fee assessed to IAs, unused time related to Switch Phone Cards, unearned web site hosting revenues and cash received for unshipped nutritional products. The annual nonrefundable renewal fee provides IAs with the right to sell the Company’s products and services. This fee is assessed to IAs after their first year with the Company. The Company recognizes this revenue on a straight-line basis over the IAs’ renewal period. Revenue generated from unused time on the Switch Phone Cards is recognized as the time is used.

Costs of Goods and Services Sold

Communications services costs primarily include the costs of purchasing prepaid phone cards from the Reseller in fiscal year 1999, the cost of long-distance

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 2	Summary of Significant Accounting Policies (continued)

Costs of Goods and Services Sold (continued)

network services purchased from the long-distance suppliers, and depreciation expense related to the Maxxis Switch.

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

General and Administrative Expenses

General and administrative expenses consist of salary expense for the Company’s customer service personnel, office staff, and executive personnel in addition to the cost of the IAs support services and general operating expenses.

Concentrations of Risks

The Company’s customers are primarily residential and are not concentrated in any specific geographic region of the United States. The Company has agreements with two long-distance providers to provide the network services required to originate and terminate calls through the Maxxis Switch and to provide switched services for the telephone traffic that does not go through the Maxxis Switch. There can be no assurance that the Company could enter into new contracts with other suppliers if these agreements were terminated.

The Company markets a line of private label nutritional products. All of the nutritional products offered and distributed by the Company are developed and manufactured by third party suppliers. Certain nutritional products the Company offers are proprietary to such suppliers. The Company does not have any written contracts or commitments from any of these suppliers or manufacturers. There can be no assurance that these suppliers will continue to be reliable suppliers to the Company.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 2	Summary of Significant Accounting Policies (continued)

The Company’s success will depend heavily upon its ability to attract, maintain, and motivate a large base of IAs who, in turn, sponsor other IAs and sell the Company’s products. The Company anticipates significant turnover among IAs, which the Company believes, is typical of direct selling organizations.

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

Communications Receivable

A summary of changes in the allowance for doubtful accounts for the years ended June 30, 2000 and 1999 is as follows:

	2000	1999

Balance, beginning of year	$113,000	$40,000
Provisions	427,000	73,000
Recoveries	—	—
Write-offs	(540,000)	—

Balance, end of year	$—	$113,000

All communication receivables were written off during the year ended June 30, 2000.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 2	Summary of Significant Accounting Policies (continued)

Accounts Receivable

A summary of changes in the allowance for doubtful accounts for the years ended June 30, 2001, 2000 and 1999 is as follows:

	2001	2000	1999

Balance, beginning of year	$931,000	$189,000	$—
Provisions	1,069,000	927,000	189,000
Recoveries	—	—	—
Write-offs	(1,516,000)	(185,000)	—

Balance, end of year	$484,000	$931,000	$189,000

Inventories

Inventories consist of the following as of June 30, 2001 and 2000.

	2001	2000

Prepaid phone cards	$104,000	$133,000
Sales aids	741,000	310,000
Nutritional products	557,000	650,000

	$1,402,000	$1,093,000

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

The Company continually evaluates the propriety of the carrying amounts of long-lived assets as well as the depreciation periods to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. In determining whether the carrying amount of long-lived assets should be assessed, the Company considers changes in the market value of an asset, changes in the manner in which the asset is used, physical changes in an asset and adverse changes in the legal or business climate in which the asset is used. If any of the above are present, the Company assesses impairment by comparing undiscounted estimated future cash flows of the asset to the carrying value of the asset. If the undiscounted future cash flows are less than

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 2	Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

the carrying amount, the Company calculates the fair value of the asset by determining the discounted future cash flows. The fair value is then compared to the carrying amount of the asset. If the fair value is less than the carrying amount, the difference is considered an impairment loss.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires that deferred income taxes be provided based on the estimated future tax effects of differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based on provisions of enacted tax laws.

Income/ (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the computation of (loss)/income per share on both a basic and diluted basis. Basic (loss)/ income per share is determined using the weighted average number of shares of outstanding common stock over the course of the fiscal year. Diluted (loss)/ income per share is computed using the weighted average number of common stock and share equivalents outstanding considering the dilutive effects of outstanding stock options and warrants as determined using the treasury stock method and convertible equity securities using the “if converted” method. All outstanding options and warrants issued by the Company carry exercise prices which are equal to the current market value of the Company’s common stock; therefore, they have no dilutive effect to (loss)/ earnings per share for the years ended June 30, 2001, 2000 and 1999. The Series A Convertible Preferred Stock is assumed converted at the later of the date the shares were issued or the beginning of the period in the determination of diluted weighted average shares.

Capitalized Software Development Costs

Certain software development costs pertaining to a software application which is used internally for processing applications and for customer service have been capitalized as incurred. Capitalization of software development cost begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their values because of the short-term nature of such instruments. The carrying value of the Company’s debt approximates fair value because the terms of the Company’s debt approximate terms currently available on similar debt.

Note 3	Property and Equipment

Property and equipment consisted of the following at June 30, 2001 and 2000:

	2001	2000

Computer and office equipment, and other	$1,354,000	$644,000
Capital leases	5,759,000	5,759,000
Furniture and fixtures	178,000	177,000
Leasehold improvements	131,000	98,000
Construction in progress	—	6,000

	7,422,000	6,684,000
Less: Accumulated depreciation	(2,680,000)	(1,684,000)

Property and equipment, net	$4,742,000	$5,000,000

Depreciation expense was $996,000, $1,276,000, and $365,000 for the years ended June 30, 2001, 2000, and 1999.

Note 4	Capital Lease Obligations

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

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 4	Capital Lease Obligations (continued)

Company. Assets financed under capital leases are included in property and equipment. Depreciation expense on the assets under capital lease was approximately $329,000 for the year ending June 30, 2001.

Maturities of capital lease obligations for the years subsequent to June 30, 2001 are as follows:

2002	$1,416,000
2003	1,416,000
2004	706,000

3,538,000
Less: Amounts representing interest	(435,000)

3,103,000
Less: Current maturities	(1,233,000)

Long-term capital lease obligations	$1,870,000

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

Note 5	Income Taxes

The Company’s deferred tax assets and liabilities are as follows as of June 30, 2001 and 2000:

	2001	2000

Property and equipment	$(146,000)	$(146,000)
Organizational costs	—	7,000
Net operating losses	1,723,000	397,000
Valuation allowance	(1,577,000)	(258,000)

Net deferred tax assets	$—	—

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

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 5	Income Taxes (continued)

A reconciliation of the benefit for income taxes at the statutory federal income tax rate to the Company’s tax benefit as reported in the accompanying statements of operations is stated below:

	2001	2000	1999

Tax (benefit) computed at statutory rate	$(1,121,000)	$339,000	$(522,000)
State income taxes (benefit)	(198,000)	39,000	(61,000)
Nondeductible expenses	—	4,000	3,000
Change in valuation allowance	1,319,000	(382,000)	580,000

Income tax (benefit)	$—	$—	$—

Note 6	Line of Credit

On November 22, 1998, the Company entered into a line of credit (the “Line of Credit”) with the Maxxis Millionaire Society, a Georgia partnership in which certain members of the Company’s management are partners. The Line of Credit was amended on May 1, 1999. Pursuant to the Line of Credit, the Company may borrow up to $2,000,000 at 10% annual interest. Advances or interest thereon pursuant to the Line of Credit are payable on demand. As of June 30, 2001 there were no advances or accrued interest outstanding on this line of credit.

Note 7	Commitments and Contingencies

Operating Leases

The Company leases certain office equipment and office space under operating leases. For the years ended June 30, 2001, 2000 and 1999 the Company’s total rental expenses were approximately $150,000 to $200,000, annually.

Minimum lease payments under noncancelable leases for the years subsequent to June 30, 2001 are as follows:

2002	$216,000
2003	185,000

$401,000

Litigation

The Company is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, the ultimate

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Litigation (continued)

resolution of any currently existing such matters will not have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Telecom Service Agreements

The Company entered into agreements for telecommunications services with two independent tariffed long-distance providers (collectively, the “Suppliers” or individually, the “Supplier”) in January 1999 (the “January Agreement”) and March 1999 (the “March Agreement”). Under the March Agreement, the Company is obligated to purchase a minimum monthly amount of telecommunications services.

Employee Agreements

The Company has entered into employment agreements with certain executive officers (the “Employment Agreements”). Generally, the Employment Agreements provide for a minimum weekly salary. In addition, the employee may participate in a bonus program and shall be eligible to receive quarterly or annual payments of a performance bonus based on the achievement of targeted levels of performance and such other criteria as the Board of Directors of the Company shall establish from time to time. The chief executive officer Employment Agreement provided for an additional bonus payment on July 1, 1999 and 2000. All unpaid bonuses are included in accrued compensation in the accompanying balance sheets.

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

Pursuant to the Employment Agreements, each employee agrees to maintain the confidentiality of the Company’s trade secrets and confidential business information. The employee also agrees for a period of one year following termination or resignation for any reason, not to compete with or solicit

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 7	Commitments and Contingencies (continued)

Employee Agreements (continued)

employees or customers of the Company or any of its affiliates within a 30-mile radius of the Company’s corporate offices. The noncompete period is reduced to six months if the employee is terminated without cause.

Relationship with IAs

Because IAs are classified as independent contractors and not as employees of the Company, the Company does not provide them with the same level of direction and oversight as Company employees. While the Company has policies and rules in place governing the business conduct of IAs and intends to review periodically the sales practices of its IAs, it may be difficult to enforce such policies and rules. Violation of these policies and rules might reflect negatively on the Company and may lead to complaints to or by various federal and state regulatory authorities. Violation of the Company’s policies and rules could subject the Company and its long-distance suppliers to complaints regarding the unauthorized switching of suppliers’ long distance carriers (also known in the industry as “slamming”). Such complaints could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Regulation of Network Marketing and Effect of State Laws

The Company’s network marketing system is subject to or affected by extensive government regulation, including, without limitation, federal and state regulations governing the offer and sale of business franchises, business opportunities, and securities. Various governmental agencies monitor direct selling activities, and the Company could be required to supply information regarding its marketing plan to such agencies. Although the Company believes that its network marketing system is in material compliance with the laws and regulations relating to direct selling activities, there can be no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company’s business, financial condition, and results of operations. The Company could also be found to be in noncompliance with existing statues or regulations as a result of, among other things, misconduct by IAs, over whom the Company has limited control; the ambiguous nature of certain of the regulations; and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that the Company or IAs are not in compliance with existing statues or regulations could have a material adverse effect on the Company’s business, financial condition, and results of operations. An adverse determination by any one state on any regulatory matter could influence the decisions of regulatory authorities in other jurisdictions.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 8	Shareholder’s Equity

The Company and certain of its shareholders have entered into a shareholders’ agreement whereby the shareholders agreed to certain restrictions on the transfer or other disposition of the shares of common stock held by each holder. In the event a shareholder intends to transfer his/her common stock to a nonpermitted transferee, the Company and the remaining shareholders have a right of first refusal to purchase the transferring shareholder’s common stock at fair market value. In addition, if the Company terminates a shareholder’s employment or engagement as a sales representative or consultant for cause, the Company has the right to repurchase, at fair market value, an amount of the shareholder’s common stock which starts at 100% and declines 20% for each completed year of service with the Company. If the right of first refusal or the Company’s right to purchase is exercised, these provisions could have the effect of further concentrating the stock ownership and voting power of the Company.

In May 1997, the Company sold 72,727 shares of common stock to an executive officer for $1.65 per share and accepted as payment a $120,000 note receivable from an affiliate of that individual due on the earlier of (i) May 1, 2002 or (ii) the closing of an underwritten initial public offering with aggregate net proceeds of at least $5,000,000. The note is guaranteed by the executive officer, bears interest at 8.75% per year, is compounded annually, and is classified as a shareholder note receivable in the shareholders’ equity section of the balance sheets. During 2000, the shares were returned to the Company and the related receivable was forgiven.

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

Effective February 17, 1998, the Company declared a 1-for-11 reverse stock split for all classes of common stock. The Company also effected a plan of reorganization pursuant to which each outstanding share of Class A common stock and Class B common stock was converted to one share of common stock (“Common Stock”). All share, per share, and weighted average share information in the financial statements prior to this has been restated and now reflects this stock split and reorganization.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 8	Shareholders’ Equity (continued)

On November 26, 1997, the Company entered into a promissory note (the “Note”) agreement with various lenders for an aggregate principal amount up to $200,000, which was secured primarily by the assets of the Company. The Note accrued interest at 10%, payable monthly beginning on January 1, 1998, and the principal was due on demand. On March 23, 1998, the Note was exchanged for 36,359 shares of the Company’s Series A nonvoting convertible Preferred Stock (“Series A Preferred Stock” or “Series A”) and warrants (the “Warrants”) to purchase 36,359 shares of the Company’s Common Stock. The Warrants are exercisable 14 months after the issuance date and provide the right to purchase Common Stock at $5.50 per share. The Warrants expire seven years after the date of issuance.

Additionally, in February 1998, the Company amended and restated its articles of incorporation such that the Company is authorized to issue 20,000,000 and 10,000,000 shares of no par value Common Stock and nonvoting preferred stock (the “Preferred Stock”), respectively. One million shares of the Company’s Preferred Stock have been designated as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidation preference of $5.50 per share (as adjusted for any combinations, consolidations, stock distributions, or stock dividends with respect to such shares) plus all declared or accumulated but unpaid dividends. The Series A shareholders have the right to convert each share in to a share of Common Stock, pursuant to the articles of incorporation, at any time beginning 14 months after the date of issuance.

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

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

$5.50 per option. The options expire within 10 years from the date of grant and vest over periods from immediate vesting to 10 years.

From January to February of 1999, the Company conducted its public offering of common stock. Pursuant to this offering, the Company sold 46,450 shares of Common Stock at an offering price of $5.50 per share pursuant to a registration statement of Form S-1 (Commission File No. 333-38623). The Company’s gross proceeds from the offering were approximately $255,475; the Company’s proceeds, net of offering expenses were approximately $1,000.

In 1999, the Company adopted the disclosure provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with provisions of SFAS 123, the Company is required to calculate pro forma compensation cost of all stock options granted using an option-pricing model. Accordingly, the fair value of the stock option grants has been determined utilizing the Black-Scholes method using the following assumptions for 2001 and 2000, respectively: a risk-free interest rate of approximately 6.43% and 6.43%, dividend yield of 0%, volatility of 50% and 50%, and an expected life of five years. Using these assumptions, the fair value of the stock options issued at the date of grant was $0 and $55,387 for 2001 and 2000, respectively. Pro forma compensation expense for the years ended June 30, 2001 and 2000 would have been $40,000 and $71,926, respectively. Pro forma net income (loss) was ($3,996,000), $961,074, and ($1,560,000) for the years ended June 30, 2001, 2000 and 1999, respectively. Pro forma earnings (loss) per share was ($2.35), $.61, and ($.98) for the years ended June 30, 2001, 2000, and 1999 respectively. For options outstanding at June 30, 2001 the weighted average exercise price was $5.50 and the weighted average remaining contractual life was 9 years. At June 30, 2001, 115,481 options were vested and exercisable.

From March, 2000 to May, 2000, the Company sold 992,022 shares of Series A Convertible Preferred Stock solely to accredited investors at a purchase price of $5.50 per share.

From October, 2000 to December, 2000, the Company sold 267,824 shares of common stock solely to accredited investors at a purchase price of $5.50 per share.

During the year ended June 30, 2001 the Company reacquired 30,000 shares of the Series A Convertible Preferred Stock for $5.50 per share.

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 9	Sales Representative Agreements

The Company has entered into sales representative agreements (collectively, the “Sales Representative Agreements”) with ten independent sales representatives. The Sales Representative Agreements provide for minimum weekly compensation, and quarterly payments of a bonus based on the achievement of targeted levels of performance. Unpaid bonuses are included in accrued compensation in the accompanying balance sheets. Each sales representative is an independent contractor, and the Company does not exercise control over the activities of the sales representatives other than as set forth in the Sales Representative Agreements.

Each of the Sales Representative Agreements has a term of one year, and the term renews daily until either party fixes the remaining term of one year by giving written notice. The Company can terminate each sales representative upon death or disability (as defined in the Sales Representative Agreements) or with or without cause upon delivery to the sales representative of a notice of termination. If a sales representative is terminated, the sales representative will receive any accrued fees through the termination date and any accrued performance bonus, unless the sales representative is terminated for cause. If a sales representative is a director or officer of the Company or any of its affiliates, the sales representative shall tender his resignation to such position effective as of the termination date. Under the Sales Representative Agreements, each sales representative agrees to maintain the confidentiality of the Company’s trade secrets and confidential business information.

Note 10	Related Party Transaction

During the year ended June 30, 2001 the Company acquired from the Maxxis Millionaire Society, (a related party), certain business lines of the Maxxis Millionaire Society that were established through the Company. The Company paid approximately $1.1 million for the acquisition of the business lines.

Note 11	Segment Reporting

The Company is a multilevel network marketing company with continuing operations in three reportable segments: communications, nutritional products, and marketing services. Income (loss) before interest expense and income taxes is the Company’s primary measure of operating results, segment profitability and performance. The Company calculates income (loss) before interest expense and income taxes as gross margin less all operating expenses, including depreciation and amortization. The Company believes net income (loss) before interest expense and income taxes is meaningful to investors because it provides an

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

Note 11	Segment Reporting (continued)

analysis of operating results using the same measure used by the Company’s chief decision makers.

Provided below is a reconciliation of the Company’s reportable segments’ measure of profit or loss to the Company’s income before income taxes for the indicated years ended June 30.

	2001	2000	1999

Segment profit or loss	$(3,508,000)	$1,644,000	$(1,180,000)
Interest and other expenses	(448,000)	(648,000)	(356,000)
Other expenses	–	37,000	–

Income (loss)	$(3,956,000)	$1,033,000	$(1,536,000)

The Company’s communications services segment markets long-distance services and value-added services, such as travel cards, prepaid phone cards, 800 service, Internet Access, Web page development and hosting services, and international telecommunications service.

The Company’s nutritional products segment distributes a line of private label nutritional and health enhancement products.

The Company’s marketing services segment markets sales aids, distributor kits, marketing materials, and support training services.

Included in corporate activities are general and administrative expenses and certain long-term assets related to the corporate group.

The Company’s segment reporting is as follows on the next page:

MAXXIS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
June 30, 2001, 2000 and 1999

	Communications	Nutritional	Marketing	Corporate
	Services	Products	Services	Group	Total

Year ended June 30, 1999:
Revenues	$8,416,000	$1,371,000	$2,557,000	$—	$12,344,000
Gross Profit	6,250,000	709,000	1,610,000	—	8,569,000
Depreciation and amortization	388,000	1,000	2,000	110,000	501,000
Operating income (loss)	(328,000)	129,000	(344,000)	(637,000)	(1,180,000)
Segment assets	7,450,000	458,000	298,000	80,000	8,286,000
Capital expenditures	598,000	5,000	13,000	25,000	641,000
Year ended June 30, 2000:
Revenues	9,646,000	17,003,000	2,484,000	—	29,133,000
Gross Profit	4,354,000	13,600,000	1,965,000	—	19,919,000
Depreciation and amortization	1,215,000	4,000	27,000	215,000	1,461,000
Operating income (loss)	532,000	12,591,000	(9,499,000)	(1,980,000)	1,644,000
Segment assets	3,151,000	7,358,000	766,000	1,392,000	12,667,000
Capital expenditures	273,000	24,000	62,000	75,000	434,000
Year ended June 30, 2001:
Revenues	4,375,000	2,851,000	3,500,000	—	10,726,000
Gross Profit	1,361,000	2,038,000	2,801,000	—	6,200,000
Depreciation and amortization	870,000	3,000	19,000	154,000	1,046,000
Operating income (loss)	(1,491,000)	1,313,000	(670,000)	(2,660,000)	(3,508,000)
Segment assets	1,966,000	3,425,000	646,000	1,391,000	7,428,000
Capital expenditures	464,000	41,000	105,000	128,000	738,000

MAXXIS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	September 30, 2001	June 30, 2001

	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$126,000	$148,000
Accounts Receivable, net of allowance of $1,089,000	399,000	341,000
Inventories, net	1,330,000	1,402,000
Prepaid expenses	251,000	276,000
Other current assets	—	—

Total Current Assets	2,106,000	2,167,000
Property and Equipment, net	4,650,000	4,742,000
Capitalized software development costs, net	204,000	396,000
Other assets	123,000	123,000

TOTAL ASSETS	$7,083,000	$7,428,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,196,000	$1,001,000
Commissions payable	24,000	114,000
Accrued Compensation	49,000	14,000
Taxes payable	246,000	316,000
Accrued liabilities	108,000	100,000
Current maturities of long term leases	1,233,000	1,233,000
Deferred revenue	316,000	362,000

Total Current Liabilities	3,172,000	3,140,000

LONG TERM LIABILITIES
Line of Credit	—	—
Contracts	264,000	110,000
Long term lease obligations	1,608,000	1,870,000

Total Long Term Liabilities	1,872,000	1,980,000

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized, 1,000,000 shares designated as Series A Convertible Preferred Stock, of which 962,814 shares are issued and outstanding	$4,976,000	$4,976,000
Common stock, no par value; 20,000,000 shares authorized, of which 1,810,743 and 1,814,743 shares were issued and outstanding at September 30, and June 30, 2001, respectively	1,796,000	1,818,000
Subscription receivable	397,000	143,000
Treasury Stock, at cost		—
Accumulated earnings (deficit)	(5,130,000)	(4,629,000)

Total Shareholders’ equity	2,039,000	2,308,000

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$7,083,000	$7,428,000

MAXXIS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED

	SEP. 30, 2000	SEP. 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
NET EARNINGS (LOSS)	$(252,000)	$(501,000)
Adjustments to reconcile net loss to net cash provided by operating activities Write-off investment in internet service provider	—
Depreciation and Amortization	176,000	284,000
Provision for doubtful receivables		18,000
Compensation expense related to stock options	—	—
Changes in Assets and Liabilities
Communications receivables	—	—
Accounts Receivable	(15,000)	(58,000)
Inventories	(725,000)	72,000
Prepaid expenses	66,000	25,000
Other assets	37,000	—
Accounts payable	(383,000)	407,000
Commissions payable	(88,000)	(90,000)
Taxes payable	(94,000)	(70,000)
Accrued compensation and accrued liabilities	(1,695,000)	43,000
Deferred Revenue	(174,000)	(46,000)

Total adjustments	(2,895,000)	585,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	(3,147,000)	84,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(92,000)
Software development costs	(49,000)	(192,000)

NET CASH USED BY INVESTING ACTIVITIES	(49,000)	(284,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	493,000	—
Repurchase of Common Stock	—	(22,000)
Proceeds from Sale of Customer Base	—	408,000
Payments on purchase of treasury stock	—	—
Net borrowings (payments) on Line of Credit	(65,000)	—
Payments on capital lease obligations	(239,000)	(208,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	189,000	178,000

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(3,007,000)	(22,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,867,000	148,000

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,860,000	$126,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid for Interest	—	$57,000

MAXXIS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED
(UNAUDITED)

	Sept. 30, 2000	Sept. 30, 2001

REVENUES
Telecommunication services	$1,057,000	$965,000
Nutritional Products	1,259,000	462,000
Marketing services	1,022,000	648,000

Total revenues	3,338,000	2,075,000
COST OF SERVICES
Telecommunication services	1,032,000	561,000
Nutritional Products	362,000	97,000
Marketing services	137,000	198,000

Total cost of services	1,531,000	856,000
GROSS MARGIN	1,807,000	1,219,000
OPERATING EXPENSES
Selling and marketing	881,000	660,000
General and Administrative	1,132,000	1,057,000

Total operating expenses	2,013,000	1,717,000

OPERATING INCOME	(206,000)	(498,000)
Interest Income (Expense)	(46,000)	(3,000)
INCOME (LOSS) BEFORE TAXES	(252,000)	(501,000)

PROVISION FOR TAXES	—	—

NET INCOME (LOSS)	$(252,000)	$(501,000)

NET INCOME (LOSS) PER SHARE	$(0.16)	$(0.28)

WEIGHTED AVERAGE NUMBER OF SHARES AND SHARE AND EQUIVALENTS OUTSTANDING	1,546,919	1,810,743